Form 10QSB
period 1996-03-31
RATTLESNAKE HOLDING CO INC
filed 1996-05-15
CIK 935499

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            _______________________

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

                          Commission File No. 1-13818


                    THE RATTLESNAKE HOLDING COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    06-1369616
- -------------------------------                  ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


3 Stamford Landing, Suite 130, Stamford, CT             06902
- -------------------------------------------           ----------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (203) 975-9455
                                                           --------------

       ------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                     No
                           -----                      -----
2,643,734 Common Shares, par value $.001 per share were outstanding as of March 31, 1996.

                                  FORM 10-QSB


                     THE RATTLESNAKE HOLDING COMPANY, INC.


                                 MARCH 31, 1996



                                     INDEX

                                                                                     Page No.
                                                                                     --------
         Part I - Financial Information
         ------------------------------
Consolidated Balance Sheets                                                              3
         March 31, 1996 (Unaudited) and
         June 30, 1995

Consolidated Statements of Operations                                                   4
         for the three and nine months ended
         March 31, 1996 and 1995 (Unaudited)

Consolidated Statements of Cash Flows for                                               5
         the nine months ended March 31,
         1996 and 1995 (Unaudited)

Notes to Consolidated Financial Statements                                              6
         (Unaudited)

Management's Discussion and Analysis                                                    8

Liquidity                                                                              11


         Part II - Other Information
         ---------------------------


Item 6:  Exhibits and Reports on Form 8-K                                              13

Signatures                                                                             14

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               ----------------------------      -------------------------------
                                                                        MARCH 31,                          MARCH 31,
                                                                       (UNAUDITED)                        (UNAUDITED)
                                                                  1996              1995             1996                1995
                                                               ----------        ----------      -----------         -----------
Restaurant sales                                               $2,372,121        $1,212,231      $ 6,431,995         $ 3,946,421

Costs and expenses:
     Cost of food and beverage sales                              720,382           392,986        2,015,321           1,281,623
     Restaurant salaries and benefits                             798,574           379,680        2,277,975           1,308,871
     Occupancy and other                                          514,660           329,903        1,652,713             964,308
     Depreciation and amortization expense                        145,662            87,449          424,578             286,961
                                                               ----------        ----------      -----------         -----------

        Total restaurant costs and operating expenses           2,179,278         1,190,018        6,370,587           3,841,763

General and administration                                        795,314           394,886        2,473,776           1,080,556
Amortization of debt issuance costs                                     -           224,347                -             900,943
Restaurant closing costs                                                -                 -          143,948                   -
Interest expense, net                                              20,308            79,112           78,445             181,910
Miscellaneous expenses                                              7,635             2,123           12,250               2,123
                                                               ----------        ----------      -----------         -----------

               Net loss before extraordinary item                (630,414)         (678,255)      (2,647,011)         (2,060,874)

Extraordinary item:
    Gain on early extinguishment of debt                                -                 -           89,710                   -
                                                               ----------        ----------      -----------         -----------

Net loss                                                       $ (630,414)       $ (678,255)      (2,557,301)        $(2,060,874)
                                                               ==========        ==========      ===========         ===========
Per share:
    Loss before extraordinary item                             $    (0.24)       $    (0.61)           (1.02)        $     (1.84)
    Extraordinary item                                                  -                 -             0.03                   -
                                                               ----------        ----------      -----------         -----------
    Net loss                                                   $    (0.24)       $    (0.61)           (0.99)        $     (1.84)
                                                               ==========        ==========      ===========         ===========

Weighted average number of common
     and common equivalent shares
      outstanding                                               2,643,734         1,118,582        2,593,212           1,118,582
                                                               ==========        ==========      ===========         ===========


See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                     MARCH 31,
                                                                                       1996            JUNE 30,
                     ASSETS                                                         (UNAUDITED)          1995
                                                                                    -----------       -----------
Current assets:
     Cash and cash equivalents                                                      $ 1,573,116       $    28,316
     Accounts receivable, net                                                            51,119            27,138
     IPO receivable                                                                           -         7,260,800
     Inventory                                                                           92,216            91,334
     Pre-opening costs                                                                   25,473            18,081
     Debt issuance costs                                                                      -            72,114
     Prepaid expenses and other current assets                                          105,113             9,555
                                                                                    -----------       -----------
               Total current assets                                                   1,847,037         7,507,338

Property and equipment, net                                                           1,980,332         1,082,873
Intangible assets, net                                                                1,600,676         1,499,478
Other assets, net                                                                       208,089           203,538
                                                                                    -----------       -----------

                                                                                    $ 5,636,134       $10,293,227
                                                                                    ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of notes payable                                            $   577,852       $ 1,530,572
     Accounts payable                                                                   446,924           754,186
     Accrued expenses                                                                   353,355           805,422
     Other current liabilities                                                          166,403           350,542
                                                                                    -----------       -----------
               Total current liabilities                                              1,544,534         3,440,722

Notes payable, net of current maturities                                              1,258,891         1,768,301
                                                                                    -----------       -----------

Stockholders' equity
     Preferred stock, $.10 par value, 5,000,000 shares
         authorized, none issued and outstanding                                              -                 -
     Common Stock, $.001 par value - 20,000,000 shares authorized,
          2,643,734 and 2,558,563 issued and outstanding, at
          March 31, 1996 and June 30, 1995, respectively                                  2,644             2,559
     Additional paid-in capital                                                       9,585,367         9,279,649
     Accumulated deficit                                                             (6,755,302)       (4,198,004)
                                                                                    -----------       -----------
                                                                                      2,832,709         5,084,204

                                                                                    $ 5,636,134       $10,293,227
                                                                                    ===========       ===========


See accompanying notes to unaudited consolidated financial statements.

            THE RATTLESNAKE HOLDING COMPANY., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED
                                                                            -----------------------------
                                                                                      MARCH 31,
                                                                                     (UNAUDITED)
                                                                                1996              1995
                                                                            -----------       -----------
Cash flows from operating activities:
     Net loss                                                               $(2,557,301)      $(2,060,842)
     Adjustments to reconcile net loss to net cash provided
     by operating activities:
          Depreciation and amortization                                         453,615         1,187,713
          Gain on early extinguishment of debt                                  (89,710)                -
          Restaurant closing costs                                              143,948                 0
          Changes in assets and liabilities:
              (Increase)/Decrease in accounts receivable                        (23,981)              640
              (Increase)/Decrease in inventory                                     (882)           15,924
              (Increase) in pre-opening costs                                   (44,794)                -
              (Increase) in prepaids and other assets                          (174,177)         (404,829)
               Increase in accounts payable and accrued expenses                113,615           673,962
              (Decrease) in other current liabilities                          (110,071)          (23,292)
                                                                            -----------       -----------

               Net cash used in operating activities                         (2,289,738)         (610,724)
                                                                            -----------       -----------
Cash flows from investing activities:
     Capital expenditures                                                    (1,268,229)         (139,497)
     Payments for acquisitions of leaseholds                                   (180,115)                -
                                                                            -----------       -----------

          Net cash used in investing activities                              (1,448,344)         (139,497)
                                                                            -----------       -----------

Cash flows from financing activities:
     Net proceeds from issuance of stock                                         14,357                 -
     Net proceeds from debt offering                                                  -           865,013
     Proceeds from IPO                                                        7,260,800                 -
     IPO costs                                                                 (721,020)                -
     Principal repayment of borrowings                                       (1,271,255)         (121,924)
                                                                            -----------       -----------

          Net cash provided by financing activities                           5,282,882           743,089
                                                                            -----------       -----------

Net increase in cash  and cash equivalents                                    1,544,800            (7,132)

Cash and cash equivalents, beginning of period                                   28,316            25,402
                                                                            -----------       -----------

Cash and cash equivalents, end of period                                    $ 1,573,116       $    18,270
                                                                            ===========       ===========
Cash paid during the period for:
     Interest                                                               $   106,237       $    44,380
                                                                            ===========       ===========
     Income taxes                                                           $    12,250       $     2,123
                                                                            ===========       ===========


See accompanying notes to unaudited consolidated  financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (Unaudited)


1.       Principles of consolidation

         The consolidated financial statements include the accounts of The Rattlesnake Holding Company, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Consolidated financial statements

         The consolidated financial statements as shown in the accompanying index have been prepared by the Company without audit. In the opinion of management the accompanying financial statements include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for fiscal year end June 30, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results which may be achieved for the full year.

3.       Financing arrangements

         On June 29, 1995, the Company completed an initial public offering ("IPO") of 1,300,000 shares of common stock and 195,000 additional shares pursuant to the exercise of the over-allotment option by the underwriter at $5.50 per share. The net proceeds of the offering, after deducting underwriter's commissions and fees of $986,700 and offering costs of $721,020 were $6,539,780 and were received on July 7, 1995. The proceeds from this offering are being used for working capital, marketing and advertising, the implementation of the Company's expansion strategy and to repay subordinated debt as described below.

         In July 1995, the Company re-negotiated the terms of the $1,800,000 of 9% subordinated notes payable (the "Notes"). Immediately, $225,000 of the Notes were redeemed and the remaining principal amount outstanding of $1,575,000 was restructured as follows:

         Each $25,000 principal amount of Notes was exchanged for:

                 (i) $8,334 in cash (the "First Payment") (for an aggregate redemption of $517,000); and (ii) a 9% $8,333 Series A Note (the "Series A Notes") due August 6, 1996, and (iii) a 9% $8,333 Series B Note (the "Series B Notes") due five years after the First Payment. Each Series B Note is convertible into common stock 13 months after issuance at a conversion price equal to 70% of the IPO price of the common stock sold, with piggy-back registration rights for the shares underlying each Series B Note. Each Series B Note is redeemable with 30 days prior written notice at any time after the closing that the bid price of the common stock is 150% of the conversion price for the 10 consecutive trading days ending within 15 days of the date of notice of redemption.


         An extraordinary gain of $89,710, net of the write-off of the remaining debt issuance cost of $72,114, has been recorded in the accompanying consolidated statement of operations for the nine month period ended March 31, 1996 relating to the early extinguishment of debt associated with the above mentioned restructuring.

4.       Restaurant closing costs

         On December 31, 1995, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill restaurant located in Hamden, Connecticut. The facility was closed on January 7, 1996. A majority of the fixed assets at this facility have been removed to be utilized at existing or new facilities. All remaining fixed assets and leasehold improvements have been abandoned. A loss of $143,948 was recorded at December 31, 1995.

5.       Weighted average number of shares

         The Company calculated the weighted average number of shares outstanding for the three and nine months ended March 31, 1995 pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, excluding the weighted average number of shares relating to the IPO. For the three and nine months ended March 31, 1996, a weighted average number of shares was not calculated for options and warrants outstanding due to their anti-dilutive effect on the Company's net loss per share calculation.

                       MANAGEMENT DISCUSSION AND ANALYSIS


      The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

      The Company's strategy of aggressive growth, utilizing a low cost restaurant conversion concept, adaptable to different leasehold configurations in a short construction timetable, has been accomplished consistently for existing properties. The Company has been able to identify additional similarly acceptable sites for development during the next fiscal year. However, there can be no assurance that in the future the Company will be able to continue to identify suitable locations or open new restaurants on a consistent basis within the historical time frames or cost levels.

      As projected, the Company has progressively increased its corporate staff and marketing efforts as integral components of its expansion program disproportionate in the short term to current levels of revenue. For example, the Company has added positions in administration, accounting and operations to react to the growth and in anticipation of the projected expansion. The Company has made further investments in its computer systems in order to improve its point-of-sale and restaurant operations information systems. The Company has also significantly increased its promotional expenditures to support new and existing restaurant locations and to further its strategy of building brand equity regionally. In February 1996, the Company implemented an Operations Action Plan which was designed to concentrate on improving the performance of the units. The Company refocused the unit manager's attention to controllable costs, improved service and uniformity in product preparation and presentation. This Action Plan has been a key factor in reducing controllable costs on a unit by unit level and improving unit performance, as evidenced by a 45% reduction in net loss for the three months ended March 31, 1996 as compared to the three months ended December 31, 1995.


OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AS COMPARED WITH MARCH 31, 1995

      Restaurant sales increased 63.0% to $6,431,995 for the nine months ended March 31, 1996 from $3,946,421 for the nine months ended March 31, 1995 and increased by $1,159,890 or 95.7% for the three months ended March 31, 1996 as
compared to the same three months in 1995.   For the three and nine months
ended March 31, 1995, there were four Rattlesnake Southwestern Grill restaurants operating. The number of operating restaurants increased from four to seven for the period ended March 31, 1996, prior to the closing of the Hamden Connecticut facility in January 1996. The three new restaurants are located in White Plains, New York; Danbury, Connecticut and Flemington, New Jersey. Of the three new restaurants, only White Plains has been operating for the full nine months presented in 1996. Danbury and Flemington were opened in September and November 1995, respectively. For the three restaurants operating for the three month period ended March 31, 1996 and 1995, same store sales decreased 1.5% from $1,004,251 for the period ended March 31, 1995 to $989,587 for the same period ended March 31, 1996. Same store sales for these three restaurants decreased from $3,321,360 to $2,886,398 for the nine months ended March 31, 1995 and 1996, respectively. The severe weather conditions experienced in the Country's northeastern region had a dramatic affect on sales during the second and third quarters of fiscal year 1996. Twenty of the ninty-one sales days in the third quarter ended March 31, 1996 were affected by snow and many others were affected by rain or ice. The Company believes its decrease in same store sales during this period was less than such decreases experienced by the industry generally in the Northeast during this period due to the severe winter conditions.

      Food and beverage costs decreased as a percentage of restaurant sales to 31.3% for the nine months ended March 31, 1996 as compared to 32.5% for the nine months ended March 31, 1995. For the three months ended March 31, 1996 and 1995, respectively, food and beverage costs decreased as a percentage of restaurant sales to 30.4% from 32.4%. The overall decrease can be attributed to the reconfiguration of the Rattlesnake Menu. These reductions in food and beverage costs are also a result of tighter controls over the purchase, use and reporting of inventory.

      Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, increased as a percentage of sales to 33.7% for the three months and 35.4% for the nine months ended March 31, 1996 as compared to 31.3% and 33.2% for the three and nine months ended March 31, 1995, respectively. This increase is attributable to the opening of the new locations, turnover of store personnel in response to performance reviews by management and a decline in same store sales. As is traditional with the opening of new restaurant sites, the start up period of 90 to 120 days reflects salary ratios at higher than normal operating levels due to the lack of experience of the new personnel which results in higher payroll costs until the staff becomes experienced. The Company has hired additional managers and kitchen personnel in anticipation of the opening of new restaurants as described in its expansion plan. These new hires are being trained and utilized in existing locations. The Company believes that restaurant salaries and fringe benefit costs will moderate prospectively as a result of management efforts to refine training practices and increase productivity.

      Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, as a percentage of sales decreased to 21.7% from 27.2% for the three months ended March 31, 1996 and 1995, respectively. For the nine months ended March 31, 1996 and 1995, occupancy and other related expenses increased to 25.7% from 24.4%, respectively. This increase for the nine month period is attributable to several factors, including rent paid in the pre-opening periods of new restaurants, significant pre- opening supply purchases for new locations needed to support operations and a decline in same store sales. Since two of the new locations were only in operation for a few months, these ratios are not representative of expected normal performance. As evidenced by the decrease in the occupancy and other related expenses for the three months ended March 31, 1996, these costs have began to moderate.

      Depreciation and amortization expenses, including the amortization of pre-opening store expenses, decreased slightly as a percentage of restaurant sales to 6.1% and 6.6% for the three and nine months ended March 31, 1996, from 7.2% and 7.3% for the three and nine months ended March 31, 1995. These expenses increased to $145,662 and $424,578 in the three and nine months ended March 31, 1996 from $87,449 and $286,961 for the three and nine months ended March 31, 1995. This increase is primarily attributable to the opening of new restaurants, the expansion of the point-of-sale computer system and other capital expenditures. The Company anticipates that the operating cost ratios for depreciation and amortization will continue to moderate as the Company's expansion plan continues to be implemented in fiscal 1996 and 1997.

      General and administrative expenses increased as a percentage of sales to 33.5% and 38.5% for the three and nine months ended March 31, 1996 from 32.6% and 27.4% for the three and nine months ended March 31, 1995. General and administrative expenses increased $400,428 or 101.4% for the three months ended March 31, 1996 as compared to the same period in 1995. For the nine months ended March 31, 1996, these expenses increased $1,393,220 or 128.9%. The overall increase in general and administrative expenses is due primarily to additions to corporate personnel which will enable the Company to implement its expansion plan, offset by other staff reductions whose responsibilities were redistributed to other personnel. The Company believes that these costs will remain relatively constant as the expansion plan progresses. Also contributing to the increased general and administrative costs are the increased cost of insurance, professional fees, advertising, printing, office rent and supplies. Operating general and administrative expenses were also higher in the period as a result of the pre- opening costs of the new restaurants which have not been in operation for a relatively short period of time. These increases as a percentage of sales are also attributed to the decreased same store sales and the elimination of Hamden sales.

         During the nine months ended March 31, 1995, the Company recorded $900,943 for the amortization of debt issuance costs associated with the Company's $1,800,000 private placement of 9% subordinated notes, which were partially redeemed and the remaining principal balance was restructured in June 1995. All related deferred financing costs were written off in the quarter ended September 30, 1995, as a result of this restructuring.

      Interest expense decreased 74.3% to $20,308 for the three months ended March 31, 1996 from $79,112 for the three months ended March 31, 1995 and 56.9% to $78,445 from $181,910 for the nine months ended March 31, 1996 and 1995, respectively. The decrease in interest expense is attributable to reduced debt outstanding, as a result of the Company's partial repayment and restructuring of the remaining principal outstanding associated with the $1,800,000 private placement of 9% subordinated notes payable, the repayment of other outstanding notes and the increased interest income earned on IPO proceeds.

      The net loss decreased from $678,255 in the three months ended March 31, 1995 to $630,414 for the three months ended March 31, 1996. This decrease is attributed to the Company's Action Plan, focusing attention on controllable costs. These efforts to decrease costs were hampered by the severe weather experienced in the third quarter of fiscal year 1996 resulting in decreased sales. The net loss for the nine months ended March 31, 1995 as compared to 1996 increased from $2,060,874 to $2,557,301, respectively. The increased net loss is attributable to a variety of factors, including decreased restaurant operating profits, higher general and administrative expenses and restaurant closing costs associated with the elimination of the Company's restaurants at Hamden, Connecticut. Operating losses at this location site combined with closing costs attributed $348,784 of the total net loss for the nine month period ended March 31, 1996.

                                   LIQUIDITY


    On June 29, 1995, the Company completed an initial public offering of 1,300,000 shares of its common stock and 195,000 additional shares pursuant to the exercise of the over-allotment option by the Underwriter at $5.50 per share. The net proceeds of the offering, after deducting underwriters' commissions and fees of $986,700 and offering costs of $721,020, was $6,539,780.

    The Company's cash position increased by $1,544,800 during the nine months ended March 31, 1996, principally as a result of the net proceeds received from the June 1995 initial public offering, offset by the repayment of debt, capital expenditures associated with the development of new restaurant locations and funding of operating losses.

    Net cash used in operating activities was $2,289,738, principally relating to the Company's net loss before extraordinary item, increase in prepaid and other assets, increase in pre-opening costs, increase in accounts receivable and decrease in current liabilities, offset by depreciation and amortization expenses, restructuring costs and increase in accounts payable and accrued expenses. The Company utilized $1,448,344 for investing activities, principally for capital expenditures and lease acquisition costs. The Company generated $5,282,882 from financing activities, principally relating to the receipt of initial public offering proceeds, offset by reductions of outstanding indebtedness and principal payments associated with the restructuring of the Company's $1,800,000, 9% subordinated notes payable.

    In September 1995, the Company purchased a leasehold interest and certain assets for $365,000, consisting of $265,000 in cash and a $100,000 five year note, bearing interest at prime plus 1%. The Company also entered into a related seven year lease agreement for this property, for an annual rental of $80,400, and additional rent equal to a percentage of gross sales above a specified level. The Company opened a new restaurant at this site in late November 1995.

    The Rattlesnake Southwestern Grill located in Hamden, Connecticut did not meet the Company's performance standards. In response to this poor performance, the Company closed this facility.

    The Company has incurred losses over the periods presented. Management has implemented an aggressive marketing and advertising promotion to increase sales in the units. Operations has implemented an Operational Action Plan which focuses on profits on a unit by unit basis, controlling costs and corporate management's involvement in the units. This involvement includes the Chief Operating Officer and the Vice President of Operations being actively involved in the day to day operations and food preparation in the units. Management believes that this reemphasized focus on the units and reinforced compliance will build a cash flow positive position for each of the current operating units. However, there can be no assurance that the Company will be able to generate positive cash flow in the foreseeable future.

    The Company intends to continue to develop Rattlesnake Southwestern Grill restaurants in fiscal 1996. Additionally, the Company anticipates significantly increased expenditures in marketing, advertising and promotional programs. Future debt service requirements include the payment of $516,667 for the Series A notes issued as part of the $1.8 million debt restructuring. The Company believes it has sufficient capital to pay the Series A Notes as required. The Company has made a $15,000 deposit to exercise its option to purchase the Fairfield facility for $425,000, the financing of which will be determined at the end of the lease term. The Company also has an option to purchase the building at the Danbury facility for $1,365,000.

    The Company has entered into a letter of intent with an investment banker to assist the Company in arranging approximately $5,000,000 of private financing. There can be no assurance that the financing will be completed. However, if the financing is completed, the Company intends to use the proceeds to develop additional Rattlesnake Southwestern Grill restaurants. In the event no additional financing is obtained, the Company will not be able to develop additional restaurants at the present time.

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Forms 8-K.

         (b)     Reports on Form 8-K

During the quarter ended March 31, 1996, the Company filed no reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  THE RATTLESNAKE HOLDING COMPANY, INC.
                                  (Registrant)



                                  By:  /s/William J. Opper
                                       -----------------------------
                                        William J. Opper
                                        Chairman of the Board

                                  By:  /s/David C. Sederholt
                                       -----------------------------
                                        David C. Sederholt
                                        Chief Financial Officer


Date:  May 10, 1996