Form 10KSB
period 1996-06-30
RATTLESNAKE HOLDING CO INC
filed 1996-10-15
CIK 935499

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended          June 30, 1996



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ________________

                           Commission File No. 1-13818

                      THE RATTLESNAKE HOLDING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          06-1369616
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

   3 Stamford Landing, Suite 130
        Stamford, Connecticut                                     06902
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (203) 975-9455
Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                 Name of each exchange on
         Title of each class                         which registered

      Common Stock, $.001 par value                Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

                             NONE
                                                 (Title of class)

                                                 (Title of class)
                                             [Cover Page 1 of 2 Pages]

                  Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No
          ---     ---

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

                  The Issuer's revenues for its most recent fiscal ended June 30, 1996 were $8,755,565.

                  On October 9, 1996, the aggregate market value of the voting stock of The Rattlesnake Holding Company, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant was approximately $7,381,725 based on the average closing bid and asked prices for such Common Stock on said date as reported by NASDAQ.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  On October 9, 1996, there were 2,643,734 shares of Common Stock, $.001 par value, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None







                            [Cover Page 2 of 2 Pages]

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         The Rattlesnake Holding Company, Inc. (the "Company") was organized in June 1993 to develop, own and operate a chain of casual dining restaurants featuring a southwestern theme. The Company currently operates seven restaurants under the name "Rattlesnake Southwestern Grill" and plans to open two additional restaurants in 1997. The Rattlesnake concept is designed to appeal to the casual dining guest by creating a relaxed restaurant experience for families and couples in an attractive southwestern setting. Each restaurant features contemporary southwestern decor with desert pastel colors and native American art and artifacts. The restaurants include a 40 to 60 foot full relief, mosaic rattlesnake bar, sculpted and tiled by artisans. The varied "all day" menu offers wide selection and customer value and includes traditional favorites as well as spicy recipes inspired by the cuisine of Arizona, New Mexico and Texas. Checks average $10.25 at lunch and $13.90 at dinner per person.

         The Rattlesnake Southwestern Grill acquisition and conversion strategy was designed and developed to take advantage of the many available restaurants in choice locations whose operations for any one of a number of reasons did not succeed. The Rattlesnake's ability to adapt its design to existing "upfitted" facilities enables it to completely renovate and outfit a facility for less than an average of $500,000 for 6,000-8,000 square feet, exclusive of acquisition costs. Moreover, the Company has completed full conversions of existing restaurant facilities from take-over to opening in six to eight weeks. The Company believes this formula gives the Rattlesnake a significant advantage in rollout time and cost over industry leaders in the same segment.

         The first Rattlesnake Southwestern Grill was opened in June 1992 in historic South Norwalk, Connecticut as a prototype and distinguished entry into the "theme" restaurant market segment. The Company opened seven additional restaurants in Hamden, Fairfield and Danbury, Connecticut and Lynbrook, White Plains and Yorktown Heights, New York and Flemington, New Jersey. All existing Rattlesnake Restaurants are located in renovated facilities where restaurants were previously operated. The Hamden, Connecticut location did not meet the Company's performance standards. In response to this poor performance, the Company closed this facility in January 1996.

         The Company believes that the relatively low costs of acquisition and the speed of renovation increase the Company's ability to generate revenues rapidly. The Company also believes that casual "theme" restaurants represent a strong segment of the restaurant market and that the southwestern concept represents a highly appealing but unsaturated portion of that segment. However, due to a number of factors, including the Company's limited operating history, small restaurant base and geographic concentration, as well as the dependence of the Company's expansion strategy on certain external factors which it cannot control, there can be no assurance that the Company's plan of operation will prove profitable or commercially viable.

         The Company was incorporated in the State of Delaware on June 8, 1993. The executive offices of the Company are located at 3 Stamford Landing -- Suite 130, Stamford, Connecticut 06902, and its telephone number is (203) 975-9455.

GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

     In June 1996, the Company completed a Private Placement of 54,500 shares of Preferred Stock and Common Stock purchase warrants to purchase 218,000 shares of common stock (the "Private Placement"). The offering price of the preferred stock was $24.50 per share and $.50 for the four warrants sold with each share of preferred (i.e. $.125 per warrant) The warrants have an exercise price of $7.00 per share and expire August 31, 2001. The preferred shares are convertible into common stock at a conversion price equal to the lesser 120% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the closing or $4.50 or 85% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first anniversary of the closing subject to certain anti-dilution adjustments. The preferred stock is redeemable at the option of the Company commencing one year after the closing provided the average of the last reported sale price of the common stock equals or exceeds 150% of the conversion price for the twenty consecutive trading days ending five days prior to the notice of redemption at the following prices:

         Prior to June 30, 1997                           $29.40(120%)
         June 30, 1997 to June 30, 1999                   $26.96(110%)
         After June 30, 1999                              $25.73(105%)


         In August, 1995, the Company opened a 7,200 square foot facility in Danbury, Connecticut and in November, 1995, the Company opened a 7,800 square foot facility in Flemington, New Jersey. The newest facility, opened in Lynbrook, New York in June, 1996, is 7,700 square feet. The Company will continue to use the proceeds from the Private Placement to develop new Rattlesnake restaurants and implement the Company's expansion strategy.


                                    BUSINESS

ORGANIZATION

         In March 1992, Rattlesnake Ventures, Inc. ("RVI") was organized for the purpose of owning and operating the South Norwalk facility. In June 1993, the Company was established to act as a holding company for the restaurants and in August 1993, acquired all of the outstanding shares of RVI in exchange for 685,617 shares of common stock. In November 1993, the Company acquired all of the outstanding shares of PEN-Z Corp. ("PEN-Z") from Penny Markatos, the mother of Peter Markatos, the Executive Vice President of the Company, for a $300,000 note, 36,084 shares of Common Stock, and other consideration. See "Certain Relationships and Related Transactions." At the time of the acquisition, PEN-Z was not an operating entity and its principal asset was the liquor license for the Yorktown Heights facility.

The Company has established new subsidiary corporations for each new restaurant operation and such subsidiaries are owned by the holding company.

THE CONCEPT - THE RATTLESNAKE SOUTHWESTERN GRILL

         The Rattlesnake Southwestern Grill concept was designed and developed to take advantage of the many available restaurants in choice locations whose operations for any one of a number of reasons did not succeed. The Rattlesnake's ability to adapt its design to existing "upfitted" facilities enables it to completely renovate and outfit a facility for less than an average of $70.00 per square feet, exclusive of facility acquisition costs. Moreover, the Company has completed full conversions of existing restaurant facilities from take-over to opening in six to eight weeks. The Company believes this formula gives the Rattlesnake a significant advantage in rollout time and cost over industry leaders in the same segment.

         The Company believes that the relatively low costs of acquisition and the speed of renovation increase the Company's ability to generate revenues rapidly. Further, the trend toward two wage earner families will strongly influence dining habits for the nineties and beyond as families prepare less meals at home during the work week. The emphasis on quality meals in comfortable surroundings will move families to consider alternatives to the fast food restaurants. Tablecloth restaurants, while very popular, are not able to accommodate this market due to their relatively high prices for the repeat customer (2 to 3 times per week). The Company believes the expanding theme restaurant segment has become the concept of choice for families whose working parents have moved away from in-home dining and toward frequent outside dining. The Company also believes that casual "theme" restaurants represent a strong segment of the restaurant market and that southwestern concepts represent a highly appealing but unsaturated portion of that segment.

         However, due to a number of factors, including the Company's limited operating history, small restaurant base and geographic concentration, as well as the dependence of the Company's expansion strategy on certain external factors which it cannot control, there can be no assurance that the Company's plan of operation will prove profitable or commercially viable.

THE RATTLESNAKE MENU

         The menu of the Rattlesnake is a varied offering which provides a wide selection and customer value. It is a diverse "all day" menu which offers traditional favorites and spicy recipes inspired by the cuisine of Arizona, New Mexico and Texas. Dinner customers can choose from slow-cooked Texas style BBQ ribs and "shredded" meats to grilled salmon. Light alternatives include salad, sandwich or pasta selections. The Rattlesnake also offers a prime 1/2 pound, "Buckaroo Burger" where customers can choose from a variety of toppings as add-ons. Other selections include "Rattlesnake Prairie Pizza," a southwestern variation of the Italian classic, with choices from BBQ chicken and smoked chorizo sausage to Santa Fe garden vegetables, all atop a paper thin crust made from lightly fried flour tortillas. The Rattlesnake also offers three varieties of chili; the "Soon to be Famous, Three Bean, Beef and Chorizo Chili" made with top round of beef, instead of ground meat; "Buzzards Breath Chicken Chili" a white chili filled with grilled boneless breast of chicken, white beans, garlic and green chilies; and savory "Navajo Vegetable Chili" which offers a fat-free healthful alternative. Fajitas are among the strongest segment of the menu and the Rattlesnake offers a variety including the standard chicken, beef and shrimp, and the more unusual portabello mushroom, salmon, spicy chorizo sausage and vegetarian. The Company also added Diamond Brand Angus steaks to the menu which capitalizes on the renewed popularity of steakhouses and quality beef.

         Menu prices range from $1.95 to $23.95, with an average per person check of $10.25 for lunch and $13.90 for dinner. The Company believes that many of these menu items are popular in the take-out food market, and the Company has launched an initiative called "Grub to Go," offering an alternative to the traditional Chinese and pizza take-out options. The Company is also currently developing an off-premises catering program offering corporate and private Southwestern barbecues and buffets, delivered and served at client locations.

MARKETING STRATEGY

         The Company believes that the upward trend in theme type restaurants will continue as the public continues its desire for value and entertainment. Restaurants are entertainment, and in this respect, the Rattlesnake appeals to a broad spectrum of the market. The largest segment is the 25 to 35 year old seeking diverse fare in an environment conducive to socializing. The menu, energetic bar and live entertainment in a contemporary southwestern ambiance provide the inducement for this market. Family business is encouraged as the Rattlesnake is a "kid friendly" restaurant offering "Kid's Grub" menu, crayons, balloons and games. The energy of the restaurant relieves parents of the fear that their children might disturb other diners. The unique nature of the product is also a repeat business generator. The Company attempts to offer many menu items which can only be obtained at The Rattlesnake Southwestern Grill.

         The Company believes that further opportunities exist in the areas of "Take Out" and "Off Premises" Catering. Many families consist of multiple wage earners, many of which regularly seek take out foods as alternatives to cooking in or eating out. The food at the Rattlesnake is well suited for these meals. Catering is also a potential growth component of the business. Many corporations are currently seeking unique experiences as well as low cost alternatives for company entertainment.

EXPANSION STRATEGY

         The Company's expansion strategy is based upon four principles which build on its commitment to provide consistently high quality food and attentive service:

1) INVEST IN ARCHITECTURAL, DECORATIVE AND ENTERTAINMENT FEATURES TO CREATE STIMULATING AND ENTERTAINING ENVIRONMENTS. The Company has made, and intends to continue to make, investments in architectural, decorative and entertainment features in its restaurants because it believes customers seek not only high quality food and attentive service, but also by the sense of superior value and satisfaction they obtain in the Rattlesnake settings. The Company believes that its investment in creating these environments produces an enhanced dining experience.

2) BUILD A BROAD CUSTOMER BASE. The wholesome appeal of the Rattlesnake targets a broader customer base than many other casual dining restaurants, which rely heavily on young, unmarried adults and couples. The contemporary, yet warm, atmosphere and entertainment features are designed to appeal to entire families as well as couples. Promotional programs are addressed to children to reinforce this appeal. By targeting the full spectrum of casual dining guests, the Company seeks to build a broad customer base.

3) CLUSTERED EXPANSION. The Company intends to cluster Rattlesnake restaurants principally in the suburbs of cities, where units of 6,000 to 8,000 square feet may be located. The Company believes that through this clustering it will achieve advertising, management and operational efficiencies and maximum market penetration.

4) SITE SELECTION. The site selection process is fundamental to the success of an individual restaurant, and management devotes significant time and resources to analyzing each prospective site. Local market demographics, population density, average household income levels and site specific characteristics such as visibility, accessibility and traffic volume, are considered. Factors which favor a Rattlesnake restaurant include proximity to retail, office and entertainment centers, and other generators of a high volume of middle-market traffic. The Company also considers existing local competition and, to the extent such information is available, the revenue of other comparably priced restaurants operating in the area.


         The Company plans to expand the Rattlesnake restaurant from its present suburban New York / Connecticut cluster into New York City, New Jersey, Pennsylvania and beyond. Future expansion will be affected by availability of expansion capital and will be executed in stages in order to insure concept integrity, quality of operation and assurance of controls. The ideal structure is to expand in "Chain Link" formation where each new restaurant casts a radius of not more than 20 miles from an existing facility so that the circles overlap. This type of expansion enhances the brand recognition of the Company, offering new units the closeness of proximity to older units for support and market awareness. However, there can be no assurance that the Company will be able to successfully implement this strategy.

RESTAURANT MANAGEMENT AND EMPLOYEES

         The Company seeks to attract and retain high caliber restaurant managers by providing them with an appropriate balance of autonomy, direction and attractive financial incentives. To provide those incentives, the Company has developed a management incentive program under which new general managers will work with senior management to prepare quarterly budgets and performance plans for their restaurants. More experienced general managers, who have demonstrated the ability to achieve planned objectives, may be promoted to the district manager level. The Company believes that by providing its general managers and district managers with short and long-term financial incentives, it will continue to attract and retain high caliber personnel. Company policy strongly favors promoting existing non-management employees into management positions. Management trainees must demonstrate their ability in every area of restaurant operations before being considered for promotion.

         To assure that its employees properly implement the Company's commitment to consistently high quality food and attentive service, the Company has developed manuals regarding its policies and procedures for all aspects of restaurant operation, including food handling and preparation and dining room and beverage service operations. New employees are trained by corporate personnel and by experienced employees who have demonstrated their familiarity with and ability to consistently implement Company policies. The Company believes that by requiring its employees to adhere to these policies, giving them direct internal training by corporate personnel and using experienced employees to train new ones, it will provide the consistently high quality of food and service its customers desire.

         In addition, Company policy is generally to assign each server tables with seating for no more than twelve to fourteen guests to enable the server to provide attentive service. The Company believes it provides a supportive work environment which attracts experienced servers.

         Each restaurant will be directly operated by a management team consisting of:


General Manager:                  Has full operational responsibility including
                                  profit and loss and in house promotions.

Assistant General Manager:        Second in command and is directly
                                  responsible for all controls and reporting issues as well as repairs and maintenance.
                                  Reports to the General Manager.

Front of the House Manager:       Directs Human Resources and front-of-house
                                  training programs as well as scheduling and employee reviews. Reports to General Manager.

Kitchen Manager:                  Responsible for all food operations including
                                  production, purchasing, inventories, food cost controls, sanitation and personnel. Reports to the General Manager.

Assistant Kitchen Manager:        Directly responsible for line production,
                                  preparation schedules and daily sanitation.
                                  Reports to the Kitchen Manager.

         The entire management team is directly supervised by and responsible to the director of operations.

         Cooks, service staff and support personnel will be recruited from local areas surrounding each individual restaurant, and although there can be no assurance, it is anticipated that a sufficient number of qualified personnel will be available in each area. Restaurant sites will be selected giving full consideration to the availability of lower level hourly personnel. All personnel will follow a two-week training protocol and receive qualifying examinations before completion of their probationary employment. All candidates for employment must consent to random and periodic drug screening, if requested by the Company.

RESTAURANT SYSTEMS & CONTROLS

         The Company requires each restaurant unit to adhere to a strict program of systems and controls which were designed to prevent theft and minimize losses resulting from poor product handling and manpower utilization. Cash and credit card transactions are controlled by electronic register systems which compute all sales transactions by server, product and time of day. Sales and cash are reconciled and monitored daily. All food items, beverages and supplies are inventoried weekly and detailed computerized reports of are compiled from this information. These reports along with other support materials are used to generate weekly operating statements for units to summarize data for weekly review. The control system allows for rapid and geographically diverse growth while maintaining the integrity of the data received.

TRADEMARK RIGHTS

         The Company uses or intends to use various tradenames and marks in the Company's business, including "Rattlesnake Southwestern Grill" and variations of that name and mark. Another business has registered the name "The Rattlesnake Club" as a federal trademark.

         The Company has obtained a license for the use of the name "The Rattlesnake Southwestern Grill" and variations of that name and mark from this trademark holder. In April 1995, the Company entered into an agreement with RC Holdings Inc. ("RC"), the owner of the Rattlesnake trademark, which grants the Company the license to use the trademark in connection with its existing and future facilities. The agreement limits the ability of the Company to open restaurants under the Rattlesnake name within a 24-month period in the areas of Las Vegas, Nevada, Phoenix, Arizona, Seattle, Washington, Dallas and Houston, Texas, Chicago, Illinois and Southern Florida. After the expiration of the 24-month period, the Company will not be able to open in locations if, within a 50-mile radius, there is an existing or proposed location of a facility established or to be established by RC. Irrespective of the foregoing, neither RC nor the Company may open a restaurant within five miles of each other in an urban area, or 15 miles of each other in any other area. At no time may the Company open up a Rattlesnake facility in the states of Colorado or Michigan without the prior written consent of RC. RC is currently the operator of fine dining establishments in Colorado and Michigan. The Company does not consider its establishments to be in direct competition with those operated by RC; nor does the Company anticipate that the 24-month restriction will adversely impact its future plans or expansion.

         The Company paid RC $5,000 in August 1995 for these licensing rights, and is obligated to pay RC an annual fee of $5,000 for the four existing facilities, and an annual fee of $2,500 a year for each of the first ten additional facilities, $1,500 per year for the next ten additional facilities, and $1,000 per year for each additional facility in excess of 20.

         There can be no assurance that any application by the Company to register any tradenames and trademarks used by the Company will be approved and/or that the right to the use of any such trademarks outside of their respective current areas of usage will not be claimed by others. If trademarks are issued, there can be no assurance as to the extent of the protection that will be granted to the Company as a result of having such trademarks or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce its trademark or license rights. The Company was successful in its defense of the Rattlesnake trademark against an operating restaurant in the vicinity of one of the Company's restaurants. Future failure of the Company to successfully enforce license and trademark rights may have a material adverse impact on the Company's business.

COMPETITION

         The restaurant industry is intensely competitive with respect to price, service, type and quality of food, location and other factors. The Company has many well established competitors with substantially greater financial resources and a longer history of operations than the Company. In light of the Company's recent establishment of its restaurant operations, small number of facilities and geographical concentration, the Company has not had a significant impact on the restaurant industry. The Company competes with locally-owned restaurants, as well as national and regional restaurant chains, many of which are better established in the Company's existing and future markets. Changes in customer tastes, economic conditions, demographic trends, and the location and number of competing restaurants, as well as the type of cuisine served by competitors, could adversely affect the Company's business as well as the availability of experienced management and hourly employees.

         Although the Company competes generally with all other casual dining restaurants, the Company believes there are few restaurant concepts that are directly competitive in the Southwestern "theme" market. Most notable of these competitors is Chili's which is currently a chain operated by Brinker International. There are other concepts which exist in a "Southwestern" venue such as the steakhouses Longhorn, Lonestar and Santa Fe, and the Mexican restaurants On the Border, Chi-Chi's and EL Torito. There are also a large number of Bar-B-Que restaurants such as Virgil's . Other casual theme restaurant concepts such as Friday's and Bennigan's compete with the Company for the casual diner, although their concept is distinct from the

Rattlesnake. The Company is not aware of any other restaurant which is comparable in concept, menu variety or decor; however, the Company believes that the current interest in the American Southwest will stimulate the emergence of such competitors.

         The Company believes that restaurants are entertainment, and in this respect, intends to compete by designing the Rattlesnake to appeal to a broad spectrum of the market. The menu, energetic bar and live entertainment in a contemporary Southwestern ambiance appeal to this market. Family business is encouraged as the Rattlesnake is a "kid friendly" restaurant offering "Kid's Grub" menu, crayons, balloons and games. The energy of the restaurant relieves parents of the fear that their children might disturb other diners. The unique nature of the product is also a repeat business generator. The Company attempts to offer menu items which will be identified with The Rattlesnake Southwestern Grill.

         Although management believes it will gain market acceptance, there can be no assurance that the Company will be able to successfully compete in its market.

FRANCHISING/LICENSING

         The Company has no immediate plans to franchise or license. However, the Company believes that one or both may be appropriate outside its near-term expansion territory in the northeast United States and, if potential franchisees/licensees with the necessary experience, stature and financing express interest, the Company may pursue appropriate opportunities.

GOVERNMENT REGULATION

         The Company is subject to a variety of federal, state and local laws. Each of the Company's restaurants is subject to licensing and regulation by a number of government authorities, including alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.

         A substantial portion of the Company's revenues is attributable to the sale of alcoholic beverages. Approximately 30% of net restaurant sales were derived from the sale of beverages, including alcohol. Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of restaurant operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

         The failure of a restaurant to obtain or retain liquor or food service licenses would severely adversely affect the restaurant's operations. To reduce this risk, each Company restaurant is operated in accordance with procedures intended to assure compliance with applicable codes and regulations.

         The Company is subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company presently carries an average liquor liability coverage as part of its existing $1,000,000 comprehensive general liability insurance, as well as excess liability coverage of $2,000,000 per occurrence, with no deductible. The Company has never been named as a defendant in a lawsuit involving "dram shop" liability.

         The Company's restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters, over which the Company has no control. A majority of the Company's service, food preparation and other personnel are paid at rates related to the federal minimum wage, and the October 1, 1996 minimum wage increase could increase the Company's labor costs.

         The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental laws and regulations.

ITEM 2.  DESCRIPTION OF PROPERTIES

EXECUTIVE OFFICES

         The Company's executive offices are located at 3 Stamford Landing -- Suite 130, Stamford, Connecticut 06902, and its telephone number is (203) 975-9455.


RESTAURANT FACILITIES

         The Company's first location in South Norwalk, Connecticut occupies 2,600 square feet on the corner of Washington Avenue and South Main Street in the historic restoration district of South Norwalk. The facility was opened in June 1992 and has a five-year lease with two five-year options. The current rent is $39,200 annually with minimum escalation's over the course of the three five-year periods. The space is comprised of two dining rooms and a large dining/bar room where the mosaic rattlesnake is located. This facility was the prototype facility and tested the feasibility of the Rattlesnake Concept.

         The second facility in Hamden, Connecticut, was closed in January 1996 due to the inability of the facility to achieve the consistent level of revenues required by the Company.

         The third facility, which opened in April 1994, is located at 355 Kear Street in Yorktown Heights (Westchester County), New York. The facility is a 5,400 square foot freestanding building located adjacent to a major shopping mall and the center of town. The building is rough sawn pine with a rustic look and the dining room has 35 foot vaulted ceilings with skylights. The facility when acquired was fully fitted as a restaurant and renovated by the Company into the Rattlesnake motif. The lease is for a term of ten years with a five-year renewal option and annual rent of $115,000 with scheduled abatements for the first three years.

         The fourth Rattlesnake restaurant opened on July 1, 1994 and is located at 55 Miller Street in downtown Fairfield, Connecticut, the county seat. The restaurant is housed in a 5,500 square foot freestanding building which previously served as a restaurant. The rent for the facility is $84,000 per annum for the first year and $107,324 the next fourteen months. In August 1996 the Company exercised its purchase option of $425,000 to purchase the building. The purchase was financed through a note payable to a principal stockholder.

         The fifth restaurant was opened in June 1995. The 5,200 square foot facility is located at 1241 Mamaroneck Avenue, White Plains, New York. This restaurant is located on a major thoroughfare between White Plains and Mamaroneck, New York. The Company purchased the lease for the facility located in White Plains, New York for $500,000 and entered into a 15 year lease with initial rent of $90,000 annually plus insurance, taxes and maintenance.

         The sixth restaurant was opened in Danbury, Connecticut in August 1995. The Danbury restaurant is in the vicinity of major shopping facilities and across from a multiplex movie theater. The five-year lease includes three five-year renewal options and has an initial annual rent of $96,600 plus real estate taxes. The Company has an option to purchase the facility for $1,365,000.

         The seventh restaurant was opened in Flemington, New Jersey in November 1995. The Company purchased the lease for $100,000 and liquor license for $150,000. The Company has a seven year lease on a net-net basis with a base rent
o $80,400 a year plus a percentage of sales over a stated sales volume.

         The eighth restaurant was opened in Lynbrook, New York in June 1996. This 7,200 square foot facility is located on a major thoroughfare of Long Island. The Company has a ten year lease with three renewal options for five years each at an initial base rent of $120,000 and associated real estate taxes plus a percentage of sales over a pre-determined stated sales volume.

         The following table sets forth certain information with respect to the Company's restaurants currently operating and those under development:

ACTUAL OR                                                                     RESTAURANT
TENTATIVE                                               APPROXIMATE              SIZE
OPENING                                                   SEATING            (APPROXIMATE      LEASE
DATE               LOCATION                             CAPACITY(2)          SQUARE FEET)      EXPIRATION(1)
June 1992          2 South Main Street                      120                 3,270          May 2012
                   South Norwalk, CT

April              355 Kear Street                          160                 5,000          April 2009
1994               Yorktown Heights,
                   NY

July 1994          55 Miller Street                         145                 5,000          July 2034
                   Fairfield, CT

June 1995          1241 Mamaroneck                          170                 5,500          April 2010
                   Avenue
                   White Plains, NY

August             106 Federal Road                         225                 7,200          March 2015
1995               Danbury CT

November           Route 202                                250                 7,800          August 2010
1995               Flemington NJ

June 1996          931 Sunrise Highway                      215                 7,700          April 2021
                   Lynbrook, NY
to be              250 West 86th Street                     200                 5,000          January 2007
scheduled          New York, NY
=======================================================================================================================


(1) Including all renewal options that may be exercised in the Company's sole discretion.

(2)      Excludes outside dining area and seating.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to a lawsuit involving its South Norwalk facility. The owner of an apartment above the facility has commenced an action against the Company seeking damages for nuisance and has complained to local authorities for excessive noise. The action is being defended by the Company's insurance carrier and other than causing the elimination of live entertainment at the facility, the Company does not believe the action will have a material adverse effect on its financial position or results of operation. All of the Company's other facilities, existing and proposed, are free-standing buildings which do not adjoin residential apartments. The Company does not anticipate similar problems with any of its other facilities.

         The Company is a party to no other material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NOT APPLICABLE

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Upon the effectiveness of the Company's public offering on June 29, 1995, the Common Stock of the Company commenced trading in the over-the-counter market and was listed on the small cap market of the NASDAQ Stock Market ("NASDAQ") under the symbol RTTL and the Boston Stock Exchange under the symbol RTT.

         The following is the range of high and low bid prices for the Company's stock for the periods indicated below:

COMMON STOCK                                    HIGH                   LOW
Fiscal Year 1995
 4th Quarter (from June 29, 1995)               5-5/8                  5-1/2
Fiscal Year 1996
 1st Quarter                                    6                      5-1/2
 2nd Quarter                                    6-1/8                  5-1/2
 3rd Quarter                                    5-1/2                  2-5/8
 4th Quarter                                    4-1/8                  2-7/8


         The above quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

         There are approximately ___ holders of record of all the Company's Common Stock but the Company believes there are more than 700 beneficial holders of the Company's Common Stock.


                                 DIVIDEND POLICY

         The Company has not paid any dividends upon its Common Stock since its inception. The Company does not expect to pay any dividends upon its Common Stock in the foreseeable future and plans to retain earnings, if any, to finance the development and expansion of its business. In June 1996 the Company issued 54,500 shares of preferred stock for $24.50 per share. Each share is entitled to cumulative semi-annual dividends of $.9188 payable on May 15 and November 15 of each year commencing November 15, 1996 and accruing from the date of issuance. Unpaid dividends will accumulate and be payable prior to the payment of any dividends on the Common Stock. No dividends will be payable unless the Company has funds legally available therefor.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.


INTRODUCTION

         Rattlesnake Holding Company, Inc. is the parent corporation of seven subsidiary companies operating at individual restaurant locations, utilizing the unique Rattlesnake Southwestern Grill concept. The following table identifies the seven operating locations and the date operations commenced at each of those locations:


RESTAURANT LOCATIONS                   OPERATIONS COMMENCEMENT DATE

Lynbrook, New York                             June 1996
Flemington, New Jersey                         November 1995
Danbury, Connecticut                           August 1995
White Plains, New York                         June 1995
Fairfield, Connecticut                         July 1994
Yorktown Heights, New York                     April 1994
South Norwalk, Connecticut                     June 1992


         In its three years of operation, the Company has endeavored to establish the foundation for future growth by opening seven restaurants in clustered segments in Connecticut, New York and New Jersey. To support its expansion strategy, the Company has increased the size of its corporate staff and successfully completed the Public Offering of its common stock on June 29, 1995. The Public Offering generated net proceeds of $6,535,095, after deducting underwriters fees and expenses and other costs, extinguishment of debt, increased marketing efforts and funding of operations.

         During fiscal year 1996, the Company opened three restaurants. Danbury, a 7,200 square foot former Howard Johnson's was completely converted into a Rattlesnake Southwestern Grill within an eight week period for a cost of approximately $500,000 and was opened August 30, 1995. Flemington, New Jersey was opened on November 16, 1995 at a conversion cost of approximately $650,000. This location encompasses 7,800 square feet and was converted to a Rattlesnake in seven weeks. The third location opened six weeks after signing was in Lynbrook, New York. This facility is 7,700 square feet and was acquired and converted into a Rattlesnake for approximately $430,000. The Hamden, Connecticut location did not meet the Company's performance standards. In response to this poor performance, the Company closed this facility in January 1996.

         The Company's strategy of aggressive growth, utilizing a low cost restaurant concept adaptable to different leasehold configurations in a short construction timetable, has been accomplished consistently for the existing properties. The Company has been able to identify numerous sites for potential development over the next fiscal year; however, there can be no assurance that in the future the Company will be able to continue to identify suitable locations or open new restaurants on a consistent basis within the historical time frames or cost levels.

         As is traditional with the opening of new restaurant sites, the start up period of 90 to 120 days reflects cost ratios at higher than normal operating levels. The Company requires the presence of a training team consisting of seasoned employees from the other restaurants during the startup period to train inexperienced personnel. In addition, this lack of experience results in higher food and beverage costs until the staff becomes expert in the use of Company recipes and procedures. The Company's new restaurants can be expected to incur above normal costs during the first three to four months of operation due to the above mentioned factors. Achieving optimum performance as a mature restaurant may require between twelve and twenty four months.

         As projected, the Company has progressively increased its corporate staff and marketing efforts as integral components of its expansion program. These increases have resulted in higher general and administrative expenses for fiscal 1996. For example, the Company has added positions in administration, accounting and operations to react to the growth and in anticipation of the projected expansion. In order to accommodate the growth in personnel, the Company added additional office space. The Company has made further investments in its computer systems to improve its point of sales and restaurant operations information systems. The Company has also significantly increased its promotional expenditures to support its new restaurant locations.

         To establish consistency with the Company's operational reporting periods, the accounting reporting periods were changed to a 52 week cycle ending the last Sunday in June. The Company's board of directors ratified this change on April 2, 1996. Effective June 30, 1994, the Company adopted a fiscal year end of June 30. Previously, the year-end of the Company and its subsidiaries was December 31.


FISCAL YEAR ENDED JUNE 30, 1996 AS COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1995

GENERAL DISCUSSION

        Net restaurant sales increased 65.6% to $8,242,809 for the fiscal year ended June 30, 1996 from $4,978,068 for the twelve months ended June 30, 1995. The increase in net restaurant sales resulted from the increase in the number of restaurants operating during the period. For the fiscal year ended June 30, 1996, the Company generated a net loss of $3,193,155 as compared to a net loss of $2,758,371 for the fiscal year ended June 30, 1995, an increase of $434,784 or 15.8%. The increased net loss was principally attributable to several factors, including the selling, general and administrative expenses for the fiscal year which increased by $1,478,196. This increase in selling, general and administrative expenses is the result of investments made by the Company in preparation for the implementation of the Company's expansion strategy through an increase in corporate staff, increased advertising and marketing expenditures, as well as other expenses associated with opening new restaurants. Also contributing to this increase was the cost associated with the closing of the Hamden facility of $192,311.

         Restaurant operating profits, defined as excess of restaurant sales over restaurant costs and expenses, were $(159,235) for the fiscal year ended June 30, 1996, as compared with $(131,905) for the fiscal year ended June 30, 1995. This decrease in operating profits was principally attributable the decreased operating performance in the Fairfield and Yorktown locations as compared to fiscal year 1995 and the higher costs associated with the opening of new units to continue the expansion of the Company. During fiscal 1996, the Company opened three new restaurants (Danbury, August 1995, Flemington, November 1995 and Lynbrook, June 1996)and had one restaurant reach its first anniversary of operation (White Plains, June 1996). As is traditional with the opening of new restaurant sites, the start up period of 90 to 120 days reflects cost ratios at higher than normal operating levels. The lack of experience of the new personnel, results in higher food and beverage costs until the staff becomes expert in the use of Company recipes and procedures. Additionally, promotional expenditures typically are higher than normal during the initial period of a restaurant opening. The Company's new restaurants can be expected to incur above normal costs during the first three to four months of operation due to the above mentioned factors. Additionally, management believes that the extremely harsh winter weather also significantly impacted sales and operating profits.

RESTAURANT SALES

         Gross restaurant sales increased 63.9% to $8,755,565 for the fiscal year ended June 30, 1996 from $5,340,657 for the fiscal year ended June 30, 1995. The increase in restaurant sales resulted from the increase in the number of restaurants operating during the fiscal 1996 period. The number of operating restaurants increased from five to eight for the period ended June 30, 1996, prior to the closing of the Hamden, Connecticut facility in January 1996. The three new restaurants are located in Danbury, Connecticut; Flemington, New Jersey; and Lynbrook, New York. The White Plains location was open for only three weeks in fiscal year 1995, thus also contributing to the increased sales in fiscal year 1996. Danbury, Flemington and Lynbrook were opened in August 1995, November 1995 and June 1996, respectively.

         For the three restaurants operating for a full twelve months in fiscal year 1995 and 1996, same store sales declined by $508,551. This decline is attributed to decreased sales experienced by Yorktown and Fairfield. These comparative sales declines are attributed to the typical higher sales levels experienced by these new units during fiscal 1995. South Norwalk, which was not a new unit in fiscal 1995 experienced an increase in sales. The severe weather conditions experienced in the country's northeastern region had a dramatic affect on sales specifically during the second and third quarters of fiscal year 1996.

PROMOTIONAL SALES

         Promotional sales increased from $362,589 for fiscal year ended June 30, 1995 to $512,756 for fiscal year ended June 30, 1996. This increase is attributed to couponing and direct mail advertisement targeted as sales incentives to counter extreme winter weather conditions during fiscal year 1996. Promotional sales have decreased as a percentage of gross sales in fiscal year 1996 to 5.9% from 6.8% in fiscal year 1995. This decrease as a percentage of sales is the result of the beneficial effects of clustered marketing efforts and shared costs among all of the Rattlesnake restaurants.

FOOD AND BEVERAGE COSTS

         Food and beverage costs decreased as a percentage of net restaurant sales to 31.1% in fiscal year ended June 30, 1996 as compared to 32.4% for the twelve months ended June 30, 1995, despite the opening of three facilities in fiscal year 1996 and the typically higher costs associated with new facilities. The cost of food and beverage sales increased to $2,565,905 for the fiscal year ended June 30, 1996, as compared with $1,610,680 for the fiscal year ended June 30, 1995. The decrease of the food and beverage cost rates was attributable to the new menu, revised recipes, improved inventory utilization, increased purchasing efficiencies and improved training methods. The Company was able to maintain these lower cost levels despite increases in the cost of chicken, beef, and produce in fiscal 1996. There can be no assurance that the Company will be able to maintain these cost levels.

RESTAURANT SALARIES AND FRINGE BENEFITS

         Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, increased to $3,109,435 for the fiscal year ended June 30, 1996 as compared to $1,804,129 for the fiscal year ended June 30, 1995. This increase is attributable to the opening of additional restaurants during fiscal 1996. As a percentage of net sales, these costs increased to 37.7% in fiscal 1996 from 36.2%
in fiscal 1995, principally due to increased restaurant management and operating personnel in newly opened restaurants. The Company believes that the management component of restaurant salaries should moderate in the future, as existing restaurant supervisory personnel can manage the anticipated growth in restaurants in fiscal 1997.

OCCUPANCY AND RELATED EXPENSES

         Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, increased to $2,118,444 for the fiscal year ended June 30, 1996 from $1,306,469 for the fiscal year end June 30, 1995. As a percentage of net restaurant sales, these costs decreased to 25.7% in fiscal 1996 from 26.2% in fiscal 1995. The decrease can be attributed primarily to the enhanced controls and improved site selection.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expenses, including the amortization of pre-opening store expenses, decreased as a percentage of gross restaurant sales to 7.4% for the fiscal year ended June 30, 1996 from 7.8% for the fiscal year end June 30, 1995. These expenses increased to $608,260 in fiscal year ended June 30, 1996 from $388,695 for the fiscal year end June 30, 1995. This increase is primarily attributable to the opening of new restaurants, the expansion of the corporate offices and other capital expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased to $2,810,433 in fiscal year ended June 30, 1996 from $1,332,237 for the fiscal year end June 30, 1995. As a percentage of net sales, selling, general and administrative expenses increased from 26.8% in 1995 to 34.1% in 1996. These expenditures include a foundation for the implementation of its expansion strategy. These investments included additional corporate level accounting, administrative and restaurant management personnel. The Company also made expenditures necessary to establish the Company as a public company including professional fees, Directors and Officers insurance, printing costs, postage and professional service dues. Additionally, increased advertising, marketing and the cost of promotional programs contributed to the increases in selling, general and administrative expenses, as did the other expenses directly relating the opening of new restaurants.

AMORTIZATION OF DEBT ISSUANCE COSTS

         Debt issuance costs are principally associated with the subordinated notes component of the Company's $1,800,000 unit offering and were capitalized and amortized ratably over the initial one year term of the debt. As a result of the restructuring of this debt, the related unamortized debt issuance costs of $72,114 were offset against the extraordinary gain recognized in this transaction in fiscal year 1996.

LOSS ON CLOSURE OF RESTAURANT

         On December 31, 1995, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Hamden, Connecticut. The facility was closed on January 7, 1996. A majority of the fixed assets at the facility have been removed to be utilized at other existing or new facilities. All remaining fixed assets and leasehold improvements have been abandoned and all intangible assets have been written off. A loss of $192,311 relating to the closing of the Hamden location was recorded during the 1996 fiscal year.

INTEREST EXPENSES

         Interest expense decreased to $108,536 for the fiscal year ended June 30, 1996 from $264,279 for the fiscal year end June 30, 1995. The decrease resulted from the repayment of notes upon completion of the IPO.


FISCAL YEAR ENDED JUNE 30, 1995 AS COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1994

RESTAURANT SALES

         Gross restaurant sales increased 231% to $5,340,657 for the fiscal year ended June 30, 1995 from $1,613,535 for the six months ended June 30, 1994. The increase in restaurant sales resulted from the increase in the number of restaurants operating during the fiscal 1995 period. At June 30, 1994 the Company operated three restaurants, as compared to the five restaurants operated at June 30, 1995.


PROMOTIONAL SALES

         Promotional sales increased 154% in fiscal year 1995 to $362,539 from $142,884 in fiscal year 1994. This increase is attributed to the overall increase in sales for the year and in house promotions, such as "Kids Eat Free" and "The Big Buckeroo Burger Bonanza". Promotional sales decreased as a percentage of gross sales 6.8% for fiscal year 1995 from 8.8% for fiscal year 1994. This decrease is the result of the increased gross sales for the year resulting from the increased number of operating restaurants.

FOOD AND BEVERAGE COSTS

         Food and beverage costs remained relatively constant as a percentage of net restaurant sales at 32.4% in fiscal year ended June 30, 1996 as compared to 32.3% for the six months end June 30, 1995, despite the opening of three facilities in fiscal year 1995 and the typically higher costs associated with new facilities. The cost of food and beverage sales increased to $1,610,680 for the fiscal year ended June 30, 1995, as compared with $474,748 for the six months ended June 30, 1994. The stability of the food and beverage costs rates was attributable to enhanced controls, revised recipes, improved inventory utilization, increased purchasing efficiencies and improved training methods, despite increases in the cost of beef, fish and produce in fiscal 1995.

RESTAURANT SALARIES AND FRINGE BENEFITS

         Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, increased to $1,804,129 for the fiscal year ended June 30, 1995 as compared to $541,803 for the six months ended June 30, 1994. This increase is attributable to the opening of additional restaurants during fiscal 1995. As a percentage of restaurant sales, these costs decreased to 36.2% in fiscal 1995 from 36.8% in fiscal 1994. The Company believes that the management component of restaurant salaries should moderate in the future, as existing restaurant supervisory personnel can manage the anticipated growth in restaurant in fiscal 1996.

OCCUPANCY AND RELATED EXPENSES

         Occupancy and related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, increased to $1,306,469 for the fiscal year ended June 30, 1995 from $357,717 for the six months ended June 30, 1994. As a percentage of net restaurant sales, these costs increased to 26.2% in fiscal 1995 from 24.3% in fiscal 1994. The increase can be attributed primarily to rents paid for additional restaurants opened during 1995 and those operating the full fiscal year. Company management estimates that its occupancy cost ratios should moderate in future periods, as a result of continued modification of the Rattlesnake Southwestern Grill restaurant concept and improved site selection.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expenses, including the amortization of pre-opening store expenses, decreased as a percentage of net restaurant sales to 7.8% for the fiscal year ended June 30, 1995 from 9.6% for the six months ended June 30, 1994. These expenses increased to $388,695 in fiscal year ended June 30, 1995 from $140,758 for the six months ended June 30, 1994. This increase is primarily attributable to the opening of new restaurants, the expansion of the corporate offices and other capital expenditures. The Company anticipates that the operating cost ratios for depreciation and amortization will continue to moderate as the Company's expansion plan continues to be implemented in fiscal 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expense increased to $1,332,237 in fiscal year ended June 30, 1995 from $291,979 for the six months ended June 30, 1994. As a percentage of net restaurant sales, general and administrative expenses increased from 19.9% in 1994 to 26.8% in 1995. The increase was due primarily to the investments made by the Company as a foundation for the implementation of its expansion strategy. The Company added additional corporate level restaurant management personnel to begin implementation of the expansion plan, combined with growth in the accounting and administrative areas. Additionally, increased advertising, marketing and the cost of promotional programs contributed to the increases in selling, general and administrative expenses, as did the related insurance and other expenses to support the opening of new restaurants. Professional, legal and accounting fees also increased significantly in the fiscal year ending June 30, 1995.

AMORTIZATION OF DEBT ISSUANCE COSTS

         Amortization of debt issuance costs, principally relating to the Company's $1,800,000 debt offering, increased to $1,027,751 for the fiscal year ended June 30, 1995, from $499,813 for six months ended June 30, 1994. The increase was due directly to the additional six month period over which these costs were amortized as well as debt issued during June 30, 1995.

INTEREST EXPENSE

         Interest expense increased to $264,279 for the fiscal year ended June 30, 1995 from $70,007 for the six months ended June 30, 1994. The increased resulted from increased borrowings related to the 9% subordinated notes and interest costs associated with additional short-term borrowing incurred as a result of the Company's expansion program.


                                    LIQUIDITY

         The Company's cash position increased by $656,098 during the year ended June 30, 1996, principally as a result of net cash generated from financing activities of $5,933,595 offset by net cash used in operating activities of $3,202,301 and net cash used in investing activities of $2,075,196.

         Net cash used in operating activities consisting primarily of the $3,193,155 net loss for the year, an increase in prepaids of $206,384, a decrease in accounts payable of $334,691 and an increase in pre-opening costs of $169,138, offset by depreciation and amortization of $651,597 and $190,965 relating to the closing of the Hamden facility.

         The Company utilized $2,075,196 for investing activities, principally for capital expenditures and lease acquisition costs.

         The Company generated $5,933,595 in cash from financing activities during the year ended June 30, 1996, principally through the proceeds of the Company's initial public offering, offset by $1,275,423 repayment of borrowings.

         On June 29, 1995, the Company completed an initial public offering of 1,300,000 shares of its common stock and 195,000 additional shares pursuant to the exercise of the over-allotment option by the Underwriter at $5.50 per share. The net proceeds of the offering, after deducting underwriters' commissions and fees of $986,700 and offering costs of $700,705 was $6,535,095. The proceeds of the offering were received on July 7, 1995.

         The Company utilized the proceeds from its June 1995 initial public offering of common stock to pay approximately $750,000 of the restricted 9% subordinated notes, $525,000 other notes outstanding principally payable to related parties, $200,000 relating to the acquisition of the White Plains, New York facility, $600,000 relating to the acquisition of the Danbury, Connecticut facility, $750,000 relating to the acquisition of the Flemington, New Jersey facility, $150,000 relating to the liquor license acquired for the Flemington location, $400,000 in other capital expenditures for existing facilities, and the remainder was used to fund continuing operations and the Company's expansion plan.

         In July 1995, the Company redeemed $225,000 of the notes and restructured the remaining principle amount outstanding of $1,575,000. This redemption was partially funded by a $50,000 note payable issued in June 1995 by the Company, with interest at 9%, and repaid in July 1995, together with 10,000 shares of common stock. Each $25,000 principal amount of Notes was exchanged as follows: (i) $8,334 paid in August and September 1995 (the "First Payment");
and (ii) a 9% $8,333 Series A Note (the Series A Notes) due 13 months after the first payment, and a 9% $8,333 Series B Note (the Series B Notes) due five years after the first payment were issued to each Noteholder with the First Payment. Each Series B Note is convertible into common stock thirteen months after issuance at a conversion price equal to $3.85 per share, with piggy-back registration rights for the shares underlying the Series B Notes. Each Series B
Note is redeemable with 30 days prior written notice at any time after the closing bid price of the common stock is 150% of the conversion price for the ten consecutive trading days ending within 15 days of the date of notice of redemption.

         In August and September, the due dates of $312,000 Series A Notes were extended to August 1, 1997 in consideration of an increase in the interest rate to 15% and warrants to purchase the Company's common stock. The number of warrants received was equal to one warrant for every dollar of the Series A not converted. Accrued interest was paid on the notes extended through August 1, 1996. The remaining $213,000 Series A Notes were paid with accrued interest in August, September and October 1996.

         In January 1995, the Company entered into an agreement to purchase the lease of a new facility located in Danbury, Connecticut for $35,000 which was paid upon consummation of the lease purchase agreement. The Company incurred additional costs associated with this location approximating $565,000 which were paid primarily from the proceeds of the IPO.

         In September 1995, the Company entered into an asset purchase agreement under which it will acquire furniture, fixtures and other assets of a restaurant located in Flemington, New Jersey for $365,000, consisting of $265,000 in cash and a $100,000 five year note, bearing interest at prime plus 1%. The Company also entered into a related seven year lease agreement for this property, with minimal annual rentals of $80,400, with contingent rental provisions based upon a percentage of gross sales.

         In April 1996, the Company entered into a 10 year lease agreement for a restaurant located in Lynbrook, New York with an initial annual rent of $120,000. Their were no acquisition costs associated with acquiring this lease.

         On June 24, 1996, the Company entered into an agreement to continue its participation in a discounted meal program in exchange for $230,000 in temporary financing, of which $115,000 was received in June 1996 and the remainder was received in July 1996.

         In March 1996, the Company entered into an agreement with an investment banking firm to sell 200,000 shares of Series A preferred stock and 800,000 common stock warrants in a private placement for total consideration of $5,000,000. The preferred stock was valued at $24.50 per share and each warrant at $.125 per warrant. On June 30, 1996, the Company closed on the sale of 54,500 shares of the aforementioned Series A preferred stock and 218,000 common stock purchase warrants. The net proceeds of the offering wwre $1,129,082, net of commissions and expenses of $233,418. The dividend rate for the preferred shares is 7-1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year commencing November 15, 1996. The shares are convertible at any time, one year after issuance into common stock at a conversion price equal to the lesser of (i) 120% if the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first closing of the offering, or $4.50, whichever is lower; or (ii) 85% of the average of the last reported sales price of the common stock for the 10 trading days immediately preceding the first anniversary of the first closing subject to certain anti-dilution adjustments. The warrants are exercisable between September 1, 1996 and August 31, 2001 at an exercise price of $7.00 per share, with piggy-back and demand rights on the common stock underlying the preferred stock and the warrants.

         At June 30, 1996, the Company has available a net operating loss carryforward (NOL) for Federal and State income tax purposes of approximately $5,952,000, which are available to offset future taxable income, if any, before 2011. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change"), will place an annual limit on the Company's ability to utilize its existing NOL carryforwards to offset taxable income in current and future periods. The Company believes that an ownership change has occurred and will cause the annual limitations to apply. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carryforwards.

         The Company may consider entering into joint ventures for restaurants, whereby the Rattlesnake Southwestern Grill concept will be implemented in locations where the joint venture would provide a portion of the financing for the new facility.

         On March 31 1996, the Company exercised its option to purchase the building housing the Fairfield facility for $425,000. This transaction was closed on August 31, 1996 and was financed by a principal stockholder through a 15% short term note due on January 2, 1997. In addition the investor received 50,000 warrants at an exercise price equal to the market price at the date of the grant.

         On August 7, 1996, the Company signed a purchase and sale agreement for $388,000 for a restaurant location on 86th Street in New York city. Included in the purchase price was the lease and certain furniture, fixtures and equipment.

         On October 10, 1996, a letter of intent was executed with an investment banking firm to raise $1,500,000-$3,000,000 through a private placement to be sold on a "best effort" basis.

         The Company is formulating a cost containment plan which will be completed and implemented within the next 30 days. The plan is intended to reduce overhead and operating expenses.

         The Company is currently negotiating with several financing institutions to obtain equipment leasing for its existing and new facilities and is constantly involved in ongoing discussions with investment banking firms to obtain additional interest in the Company. The Company's management believes that the additional financing and improved operating results will provide sufficient liquidity to implement the Company's expansion plan, fund current operations and meet debt service requirements.

SEASONALITY AND EXTERNAL INFLUENCES ON QUARTERLY RESULTS

         The Company's sales and earnings do not reflect a seasonally of the business. Quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

EFFECTS OF INFLATION AND THE ECONOMY

         The impact of general inflation in the Company's operations has not been significant to date and the Company believes inflation will continue to have an insignificant impact on the Company. In general restaurant economic conditions in the New England and Mid-Atlantic regions was reported to be the worst in the country by nation's restaurant news. This is also evidenced by the decline in the consumer confidence index. The Company believes that on average nationally, same store sales have declined. There were a number of external factors affecting fiscal year 1996 results. The most significant of these was the early and severe winter experienced. Weather had a notable impact on sales for fiscal year 1996.

IMPACT OF ACCOUNTING STANDARDS

         The Company is required to adopt in fiscal 1997 Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires, among other things, that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's management has not assessed the impact of the implementation of SFAS No. 121.

ITEM 7.           FINANCIAL STATEMENTS

         See attached Financial Statements annexed hereto.


ITEM 8.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


ITEM  9.          DIRECTORS AND EXECUTIVE OFFICERS.


                                   MANAGEMENT

         The executive officers and directors of the Company are as follows:


         NAME                               AGE               OFFICE

     William J. Opper     53   Chairman of the Board, Chief Executive Officer

     Stephen A. Stein     44   Vice-Chairman of the Board, Chief Administrative
                               Officer and Director

     David C. Sederholt   44   President, Chief Operating Officer, Chief
                               Financial Officer, Treasurer and Director

     Peter C. Markatos    49   Executive Vice President and Director

     Louis R. Malikow     48   Secretary and Director

     Donald M. Zuckert    61   Director

     Roger Rankin         51   Director


         William J. Opper, has served as Chairman of the Board and Chief Executive Officer of the Company since its inception. He has also served as President of each of its subsidiaries since June 1992. From 1986 through 1991, Mr. Opper served as Senior Partner of Atlantic Professional Resources, Inc., a management and marketing consulting firm serving the restaurant, foodservice and hospitality industries. From 1981 to 1986, Mr. Opper was Vice President of Marketing for NCI Foodservice, Inc., where he developed marketing programs. Previously, Mr. Opper was the principal owner of eight full service restaurants. Mr. Opper graduated St. Bonaventure University with a Bachelor of Arts degree in History.

         Stephen A. Stein, joined the Company as a Director in November 1994 and as Vice Chairman and Chief Administrative Officer in December 1995. Since May 1994, he has been the President and Chief Executive Officer of Cubaney Holding Corp., Inc., a company developing franchise and licensing opportunities. From 1983 to 1995, Mr. Stein was a principal and the President of David's Cookies, Inc. (or its predecessors), a manufacturer/distributor with a chain of retail specialty food stores and franchise outlets with locations worldwide. From 1990 to the present, Mr. Stein has owned and operated a food management consulting firm, SAS Ventures, Inc. Mr. Stein is also associated with Commonwealth Associates in the corporate finance department. Mr. Stein is also a former practicing attorney and a graduate of Ohio State University and Vermont Law School.

         David C. Sederholt, has served as President of the Company since March 1994, and has been Chief Operating Officer of the corporation and its subsidiaries since their inception. From 1986 through 1991, Mr. Sederholt served as Managing Partner of Atlantic Professional Resources, Inc. with Mr. Opper. From 1983 through 1986 he served as Corporate Director of Food & Beverage for Huckleberry's restaurants, a multi-unit company with restaurants in New York, Connecticut and Florida. From 1975 through 1983, Mr. Sederholt was principal owner and Chef of Adam's Son Restaurant and Caterers on Madison Avenue in New York City. He is a graduate of Pace University in New York City with a Bachelors of Science in Biology and Chemistry.

         Peter C. Markatos, joined the Company in September 1993 as Executive Vice President in charge of Operations, Real Estate Management and Facility Design. From 1976 to 1993, Mr. Markatos was the Chief Operating Officer and a principal owner of Peters-Spence Corporation, Inc., which owned four units of the Huckleberry's restaurant chain located in New York, Connecticut and Florida. In 1991, after seventeen years of operation, Peters-Spence filed for protection under Chapter 11 of the U.S. Bankruptcy code, and in 1993, after Peters-Spence failed to reorganize, Mr. Markatos, who personally guaranteed the obligations of Peters-Spence, filed under Chapter 7 of the U.S. Bankruptcy Code, and was discharged in 1994. Mr. Markatos is a graduate of Syracuse University with a Bachelor of Arts in Real Estate Management.

         Louis R. Malikow, has served as Secretary and Director of the Company since September 1993. Mr. Malikow is an attorney and the proprietor of Louis R. Malikow Associates, a tax and financial consulting firm which he founded in 1990. From 1975 to 1990, Mr. Malikow served as Vice President of The Ayco Corporation, Inc. a tax and financial consulting firm. He is a graduate of Syracuse University School of Management with a degree in Corporate Finance and is also a graduate of The Albany Law School.

         Donald M. Zuckert, joined the Company as a Director in November 1994. Mr. Zuckert is Vice Chairman of Draft Direct Worldwide, Inc., a direct response advertising agency. From 1989 to 1995 Mr. Zuckert served as Chairman and Chief Executive Officer of Arcature Corporation, a Marketing and Investment firm in Stamford, Connecticut. From 1960-1987, Mr. Zuckert served in various capacities with Ted Bates Worldwide, Inc., an advertising and marketing company, eventually becoming Chairman and Chief Executive Officer. Mr. Zuckert also serves on the Boards of California & Washington Co. (Frozen Foods), of San Bruno, California; and is a trustee of Bowdoin College from which he holds a BA degree. Mr. Zuckert holds a degree in law from New York University Law School.

         Roger Rankin, joined the Company as a Director in November 1994. From 1991 to present Mr. Rankin is active as a private investor. From 1986 to 1991, Mr. Rankin served as Chairman and Chief Executive Officer of Top Source Technologies, Inc., a publicly traded (American Stock Exchange) manufacturing company in the automotive industry. From 1976 to 1984, Mr. Rankin was the principal owner and operator of Rankin Distributing, a company with wholesale/retail stores selling automotive stereo equipment



CLASSIFICATION OF THE BOARD OF DIRECTORS

         The number of directors comprising the entire Board of Directors is such number as determined in accordance with the By-Laws of the Company. The Company's By-Laws provide that the number of directors shall be not less than three nor more than eleven. The Company's Certificate of Incorporation provides for a classified or "staggered" Board of Directors. The classified or "staggered" Board of Directors is comprised of three classes of directors elected for initial terms expiring at the 1995, 1996 and 1997 Annual Meeting of Stockholders. Thereafter, each class is elected for a term of three years. By reason of the classified Board of Directors, one class of the Board comes up for re-election each year. Any further amendment to the Company's Certificate of Incorporation affecting the classified Board may only be adopted upon the affirmative vote of not less than 75% of the issued and outstanding shares entitled to vote thereon. Officers serve at the discretion of the Board of Directors of the Company. There are no family relationships among any of the officers or directors. The underwriting agreement in connection with the Public Offering granted the underwriter, Auerbach, Pollak & Richardson, Inc., the right to designate an observer to the Board of Directors for a period of five years.

         Messrs. Opper and Sederholt were elected as Class 1 Directors to serve for a term of three years until the 1997 Annual Meeting of Stockholders; Messrs. Markatos and Malikow were each elected as Class 2 Directors to serve for a term of two years until the 1996 Annual Meeting of Stockholders; and Messrs. Zuckert, Stein and Rankin were each elected as Class 3 Directors to serve for a term of one year until the Company's 1995 Annual Meeting of Stockholders. During the Company's 1995 Annual Meeting of Stockholders, Messrs. Zuckert, Stein and Rankin were re-elected for a three year term to the Board of Directors. Thereafter, each class of directors standing for re-election shall be elected for a term of three years.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has standing Audit, Compensation and Executive

Committees.

         Audit Committee. The members of the Audit Committee are Roger Rankin, and Louis R. Malikow. The Audit Committee reviews: (i) the Corporation's audit functions; (ii) with management, the finances, financial condition and interim financial statements of the Corporation; (iii) with the Corporation's independent auditors, the year-end financial statements; and (iv) the implementation of any action recommended by the independent auditors.

         Executive Committee. The members of the Executive Committee are William
J. Opper, David Sederholt and Donald Zuckert. The Executive Committee has all of the powers of the Board of Directors except it may not, among other things: (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $100,000; (iii) grant security interests to secure obligations of more than $100,000; (iv) authorize private placements or public offerings of the Company's securities; (v) authorize the acquisition of any major assets or business or change the business of the Corporation; or (vi) authorize the employment of any independent contractor for compensation in excess of $50,000.

         Compensation Committee. The members of the Compensation Committee are Roger Rankin, Louis R. Malikow and Donald Zuckert. The Compensation Committee administers the Corporation's 1994 Stock Option Plan and Non-Employee Director Stock Option Plan and negotiates and reviews of all employment agreements of executive officers of the Corporation.

MEETINGS OF THE BOARD OF DIRECTORS

         During the fiscal year ended June 30, 1996, the Board of Directors of the Company met on seven occasions and voted by unanimous written consent on one occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

CERTAIN REPORTS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 1996 fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the periods ended June 30, 1996, 1995 and 1994 for each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                          Long Term
                                                                                        Compensation
                                                                                           Awards
                                                                                                                 No. of
                                                                                                               Securities
                                                                     Other Annual        Restricted            Underlying
 Name and Principal         Fiscal                                   Compensation          Stock                Options/
     Position               Year          Salary(1)       Bonus(2)      (3)               Award(s)              Granted
William J. Opper            1996          $90,000         $20,000        $0                 (4)               150,000  (5)
 Chairman and Chief         1995          $85,000         $0             $0                 (4)               0
 Executive Officer          1994*         $23,000         $0             $0                 (4)               0

Stephan A. Stein            1996          $72,500         $10,000        $0                 (4)               120,000   (6)
  Vice Chairman and         1995          $0              $0             $0                 (4)               0
   Chief Admin-             1994          $0              $0             $0                 (4)               0
   istrative Officer

David C. Sederholt          1996          $90,000         $20,000        $0                 (4)               150,000   (5)
 Chief Operating            1995          $85,000         $0             $0                 (4)               0
 Officer, President         1994*         $23,000         $0             $0                 (4)               0
  and Director

Peter C. Markatos           1996          $84,600         $20,000        $0                 (4)               200,000   (5)
 Executive Vice Pres-       1995          $80,000         $0             $0                 (4)               0
 ident and Director         1994*         $23,000         $0             $0                 (4)               0


-------------------------
* Six month period due to change of fiscal year.

(1) Commencing July 1, 1994, the salaries of Messrs. Opper, Sederholt and Markatos were increased to $85,000, $85,000 and $80,000 per year, respectively. In December 1994, these three executives entered into employment agreements with the company which continued the salaries for the next year. See "Employment Agreements" below.

(2) Pursuant to the terms of their employment agreements dated December 1, 1994 Messrs. Opper, Sederholt and Markatos are to receive a cash bonus each year during the term of their agreements equal to 4%, 3% and 3%, respectively, of the earnings before interest and taxes of the Company, as defined ("EBIT") up to $1,000,000, 3%, 2.25% and 2.25% of EBIT in excess of $1,000,000 up to $2,000,000, and 2%, 1.5% and 1.5% of EBIT in
         excess of $2,000,000, contingent on the Company achieving at least $500,000 in EBIT. See "Employment Agreements."

(3) Pursuant to the terms of their employment agreements, Messrs. Opper, Stein, Sederholt and Markatos may receive additional compensation as determined from time to time by the Board of Directors. During fiscal year 1996, the Board of Directors approved the above additional compensation to its executive officers.

(4) No restricted stock awards were granted in fiscal 1996; however, Messrs. Opper, Sederholt and

         Markatos owned 288,346, 144,158 and 0, respectively, restricted shares of the Company's Common Stock as of June 30, 1996, the market value of which was $828,995, $328,205 and 0, respectively.

(5) In December 1994, pursuant to the terms of their employment agreements, Messrs. Opper, Sederholt and Markatos, respectively, were granted options to purchase an aggregate of 150,000, 150,000 and 200,000 shares of the Company's Common Stock, respectively exercisable at $4.50 per share, vesting at one-third each year commencing December 1, 1995. See "Employment Agreements."

(6) In December 1995, pursuant to the terms of Mr. Stein's employment agreement, 120,000 options were granted to purchase shares of common stock at an exercise price of $5.25 per share, vesting one-third each year.

STOCK OPTIONS

         The following table sets forth certain information concerning the grant of stock options made as of the last fiscal year under the Company's 1994 Employees Stock Option Plan to each of the named executive officers of the Company and non-executive employees as a group.





                                OPTION/SAR GRANTS

                                           (INDIVIDUAL GRANTS)

                                      NO. OF
                                    SECURITIES            PERCENTAGE
                                    UNDERLYING             OF TOTAL                EXERCISE
                                     OPTIONS               OPTIONS/                   OF
            NAME                     GRANTED                FISCAL                   BASE                  EXPIRATION
                                       (1)                   YEAR                   PRICE                     DATE
Stephen A. Stein                     120,000                 67%                    $5.25                   12/1/00
Non-
Executive                             56,000                 33%                    $3.50 -                 12/1/99-
Employees                                                                           $5.25                   12/1/00



         The following table contains information with respect to the named executive officers concerning options held as of the last fiscal year.

                                     AGGREGATED OPTION/SAR EXERCISES
                                         IN LAST FISCAL YEAR AND
                                        FY-END OPTIONS/SAR VALUES


                                                                       NUMBER OF                 VALUE OF UNEXERCISED
                                                                      UNEXERCISED                    IN-THE-MONEY
                                 SHARES                              OPTIONS AS OF                    OPTIONS AT
                                ACQUIRED                             JUNE 30, 1996                 JUNE 30, 1996(1)
                                   ON              VALUE              EXERCISABLE/                   EXERCISABLE/
           NAME                 EXERCISE          REALIZED           UNEXERCISABLE                   UNEXERCISABLE
William J. Opper                   0                 --              50,000/150,000                      $0/0
Stephen A. Stein                   0                 --                0/120,000                         $0/0
David C. Sederholt                 0                 --              50,000/150,000                      $0/0
Peter C. Markatos                  0                 --              66,666/120,000                      $0/0

-------------------------------------
1.       Market value at June 30, 1996 was $2-7/8 per share.


EMPLOYMENT AGREEMENTS

         The Company entered into three-year employment agreements with the Company's Chairman of the Board and Chief Executive Officer, William J. Opper; the Company's President and Chief Operating Officer, David C. Sederholt and the Executive Vice President, Peter Markatos, in December 1994. The employment agreements provide for (i) annual compensation of $85,000, $85,000 and $80,000, respectively for the first year of the agreements, increasing by 10% in each of the second and third years; (ii) a bonus of 4%, 3% and 3%, respectively, of the Company's earnings before interest and taxes ("EBIT") up to $1,000,000 (as defined in the agreement), 3%, 2.25% and 2.25%, respectively of the amount of EBIT in excess of $1,000,000 up to $2,000,000 and 2%, 1.5% and 1.5%, respectively, of the EBIT in excess of $2,000,000, providing the Company achieves at least $500,000 in EBIT, with such additional bonuses as may be awarded in the discretion of the Board of Directors; (iii) the award of non-qualified stock options to purchase 150,000, 150,000 and 200,000 shares of Common Stock, respectively at an exercise price of $4.50 per share (iv) certain insurance and severance benefits and (v) automobile expenses.

         In December 1995, the Company entered into a three year employment agreement with Stephen A. Stein, the Company's Vice-Chairman and Chief Administrative Officer. The agreement provides for a base salary of $90,000 per year increasing 10% per annum plus a bonus to be determined by the board of directors. The agreement also granted Mr. Stein 120,000 five year employee stock options exercisable at $5.25 per share as well as certain insurance and severance benefits and automobile expense payment.

         The Non-Executive Directors will receive options under the Non-Executive Director Stock Option Plan to purchase 25,000 shares of Common Stock upon joining the Board and options to purchase 15,000 shares each year they serve on the Board. The directors will be reimbursed for expenses incurred in order to attend meetings of the Board of Directors and will be paid a $500 meeting fee.

STOCK OPTION PLANS

         In November 1994, the Company adopted the 1994 Employees Stock Option Plan (the "Plan"). The Plan provides for the grant of options to purchase up to 1,000,000 shares of the Company's Common Stock. Under the terms of the Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs").

         The Plan is administered by the Board of Directors or by a Stock Option Committee designated by the Board of Directors. The Board or the Stock Option Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted. Whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option, shall be determined by the Board or Committee. The Board or Committee shall have full authority to interpret the Plan and to establish and amend rules and regulations relating thereto.

         Under the Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000. The "fair market value" will be the closing NASDAQ bid price, or if the Company's Common Stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock, or if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

         The Board or the Stock Option Committee, as the case may be, may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

         Unless sooner terminated, the Plan will expire in November, 2004.

         The Plan is currently administered by the Board of Directors, although the Board may designate a Stock Option Committee to administer the Plan, comprised of three individuals at least two of whom shall be Directors.

         In November 1994, the Company adopted the Non-Executive Director Stock Option Plan (the "Director Plan"). The Director Plan provides for issuance of a maximum of 500,000 shares of the Company's Common Stock upon the exercise of stock options granted under the Director Plan. Options are granted under the Director Plan until December 2004 to (i) non-executive directors as defined and
(ii) members of any advisory board established by the Company who are not full time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 25,000 shares, upon joining the Board of Directors, and on each December 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such December 1st. Similarly, each eligible director of an advisory board will receive options to purchase 15,000 shares upon joining the advisory board, and on each December 1st thereafter, an option to purchase 7,500 shares of the Company's Common Stock, providing such person has served as a director of the advisory board for the previous 12 month period.

         The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. The "fair market value" will be the closing NASDAQ bid price, or if the Company's Common Stock is not quoted by NASDAQ, as reported by the National Quotation Bureau, Inc., or a market maker of the Company's Common Stock, or if the Common Stock is not quoted by any of the above by the Board of Directors acting in good faith. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common Stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan is administered by a committee of the Board of Directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as October, 1995, with respect to the Company's Common Stock owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, each director and all officers and directors as a group.

                                                                                   AMOUNT AND
                                                                                   NATURE OF         PERCENTAGE
                                            POSITION WITH                          BENEFICIAL            OF
      NAME                                     COMPANY                             OWNERSHIP(1)        CLASS
William J. Opper                     Chairman of the Board and                      333,361(2)         12.4%
 The Rattlesnake Holding             Chief Executive Officer
Company, Inc.
3 Stamford Landing, Suite 130
Stamford, CT 06902
Stephan A. Stein                     Vice Chairman and                              40,000 (3)          1.5%
 The Rattlesnake Holding             Chief Administrative Officer
Company, Inc.
3 Stamford Landing, Suite 130
Stamford, CT 06902
David C. Sederholt                   President, Chief Operating                     194,158(2)          7.2%
 The Rattlesnake Holding             Officer, Chief Financial
Company, Inc.                        Officer, Treasurer and
3 Stamford Landing, Suite 130        Director
Stamford, CT 06902
Peter C. Markatos                    Executive Vice President and                    66,667(4)          2.5%
The Rattlesnake Holding              Director
Company, Inc.
3 Stamford Landing, Suite 130
Stamford, CT 06902
Louis R. Malikow                     Secretary and Director                          76,517(5)          2.9%
Louis R. Malikow Associates
679 Plank Road
Clifton Park, NY 12065
Donald M. Zuckert                    Director                                       148,252(5)          5.5%
3 Stamford Landing, Suite 300
Stamford, CT 06902
Roger Rankin                         Director                                       138,434(5)          5.0%
17561 S.E. Conch Bar Avenue
Tequesta, FL 33463
Guy B. Snowden                       Stockholder                                    172,422(7)          6.4%
c/o Louis R. Malikow
Associates
679 Plank Road
Clifton Park, NY 12065
All Officers and Directors as                                                     1,001,941(2)         32.8%
a Group (7 persons)                                                               (3)(4)(5)(6)




----------------------------------------
(1) Each person listed has sole voting and investment power over the shares listed as beneficially owned unless otherwise indicated.

(2) Does not include 100,000 non-vested options to purchase shares of Common Stock, but does include 50,000 vested options.

(3) Includes options to purchase 40,000 shares of Common Stock. Does not include non-vested options to purchase 120,000 shares of Common Stock.

(4) Does not include (i) non-vested options to purchase 133,333 shares of Common Stock; and (ii) 36,084 shares held by the mother of Mr. Markatos. Does include 66,667 vested options to purchase shares of Common Stock.

(5)      Includes options to purchase 40,000 shares of Common Stock.

(6) Includes (i) options to purchase 40,000 shares; (ii) 73,000 shares issuable upon exercise of a warrant.

(7) Includes (i) 27,671 shares held in five trusts established for each of Mr. Snowden's children and (ii) 36,500 shares issuable upon exercise of a warrant. Does not include 50,000 warrants issued to Mr. Snowden's children July 1, 1996.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1992, William J. Opper, the Chairman of the Board and Chief Executive Officer, loaned the Company $100,000 on a five-year note at an interest rate of 9% per annum. This note was subsequently paid in full in July 1995. Mr. Opper's brother privately purchased an aggregate of $95,000 principal amount of 12% convertible promissory notes and warrants to purchase 34,675 shares from Donald Zuckert. Mr. Opper disclaims any beneficial interest in this transaction.

         In January 1994, David Sederholt, the Company's President and Chief Operating Officer, loaned the Company $22,300 on a note payable in two years at an interest rate of 9% per annum. This note was subsequently paid in full in August 1995. In June 1994, Mr. Sederholt's mother-in-law loaned the Company $10,000 on a note payable on demand at an interest rate of 12% per annum. This note was subsequently paid in full in August 1995.

         In June 1994, in connection with the acquisition of the Yorktown Heights facility, the Company purchased all of the shares of PEN-Z Corp. Inc. from Penny Markatos, the mother of Peter Markatos, the Company's Executive Vice-President, for a $300,000 note payable monthly through May 2009 at an interest rate of prime plus 1% and Mrs. Markatos received 36,084 shares of Common Stock and a trust of which Mrs. Markatos is Trustee, sold the furniture and equipment in the Yorktown Heights location to the Company for $100,000 payable on a note due monthly through April 2009 at an interest rate of prime plus 1%. Peter Markatos disclaimed any beneficial interest of any transaction involving his mother.

         Louis R. Malikow, Secretary and a Director of the Company, entered into a consulting agreement in September 1993 pursuant to which Mr. Malikow provides various consulting services to the Company for a fee of $1,667 per month. This agreement voluntarily terminated September 1994. In addition, Mr. Malikow's brother loaned the Company $100,000 in March 1994 payable on demand at an interest rate of 12% per annum and $20,000 in June 1994 on the same terms. Both of these notes have been repaid. In December 1994, Mr. Malikow's brother purchased $20,000 principal amount of 12% convertible promissory notes, convertible at $4.00 per share, and warrants to purchase 7,300 shares of the Company's common stock at an exercise price of $4.50, which he subsequently privately transferred. In addition, Mr. Malikow's brother purchased one unit of the Company's private offering in September 30, 1994. Mr. Malikow disclaims any beneficial interest in any transaction involving his brother.

         Donald M. Zuckert, a Director of the Company loaned the Company pursuant to a demand note in April 1994, the sum of $75,000 which has been repaid in full without interest. Mr. Zuckert in December 1994 purchased $100,000 principal amount of 12% convertible promissory notes, convertible at $8.00 per share, and warrants to purchase 18,250 shares of the Company's common stock at an exercise price of $4.50. Mr. Zuckert subsequently privately transferred these notes and warrants.

         Roger Rankin, a Director of the Company, purchased 7 units of the Company's private placement of November 1994 at various times during the offering period. Mr. Rankin in December 1994 purchased $200,000 principal amount of 12% convertible promissory notes, convertible at $4.00 per share, and warrants to purchase 73,000 shares of the Company's common stock at an exercise price of $4.50. The $200,000, 12% convertible notes were repaid with interest in December 1995.

         Guy Snowden, a principal stockholder of the Company, loaned the Company $52,500 pursuant to a demand note at 15% interest per annum. This note was subsequently paid in full August 1995. Mr. Snowden in December 1994 purchased $100,000 principal amount of 12% convertible promissory notes, convertible at $4.00 per share, and warrants to purchase 36,500 shares of the Company's common stock at an exercise price of $4.50. In August 1996, Mr. Snowden loaned the Company $425,000 to finance the purchase of the Fairfield location. This note is at 15% and is due January 1997. As additional consideration Mr. Snowden received 50,000 warrants at the market price at the date of grant.

         Stephen A. Stein, the Company's Vice-Chairman, has provided, and expects to continue to provide, investment banking services to Commonwealth Associates. The Company has engaged, and in the future may continue to engage, Commonwealth Associates to provide advisory and/or financing activities. Mr. Stein disclaims any beneficial interest in any transaction or activity involving the Company and Commonwealth Associates.

         Except as provided herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of the Company's Common Stock.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statement Schedules

         None

(b)      Reports on Form 8-K

         During the quarter ended June 30, 1996 the Company filed no reports on Form 8-K.

(c)      Exhibits

         The following exhibits, designated by an asterisk (*), have been previously filed with the Commission with the Company's registration on Form SB-2 (File No. 33-88486) and those designated with two astericks have been filed with the Company's 10KSB for the year ended June 30, 1995, and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference. Those not so designated are filed herewith.

Exhibit No.       Description

2.1* Merger Agreement dated August 31, 1993 by and between Rattlesnake Ventures, Inc. and the

                  Registrant

3.1*              Form of Restated Certificate of Incorporation of the
                  Registrant

3.1.1             Designation of Preferred Stock

3.2*              By-Laws

4.1*              Form of Common Stock Certificate

4.2*              Form of Warrant to be issued to the Underwriter

4.3*              Form of Warrant issued to certain individuals in December 1994

10.1* Lease agreement dated May 12, 1992 between the Registrant and South Norwalk Redevelopment Limited Partnership for the South Norwalk facilities

10.1.1* Agreement between Breakaway Sono Inc. and the Registrant for the purchase of certain equipment

10.1.2*           Note dated June 11, 1992 from the Registrant to Breakaway
                  Sono, Inc.

10.2* Lease Agreement dated April 1, 1994 between Sivad Inc. and the Registrant for the Fairfield facilities

10.2.1*           Purchase Money Leasehold Mortgage between the Registrant and
                  Sivad Inc.

10.3* Common Stock Purchase Agreement between the Registrant and Penny Markatos dated November 1, 1993

10.3.1*           Lease Agreement between Penny Markatos and PEN-Z Corp. dated
                  April 1, 1994

10.4* Lease Agreement dated March 15, 1993 between the Registrant and Elm City Manufacturing Jewelers Inc. for the Hamden facilities

10.4.1* Sale Agreement dated August 31, 1993 between the Registrant and Hamden Entertainment Inc

10.4.2*           Amendment of Promissory Note Agreement dated February 28, 1994

10.4.3* Amendment to Commitment Agreement dated October 31, 1994 between the Registrant and Hamden Entertainment Inc.

10.4.4*           Amendment to Promissory Note dated April, 1995

10.5*             Lease Agreement dated January 24, 1995 for Danbury facility

10.6*             License Agreement with RC Holdings, Inc. dated April, 1995

10.7*             Form of Employment agreement with William J. Opper dated
                  December 1994

10.8*             Form of Employment agreement with David Sederholt dated
                  December 1994

10.9*             Form of Employment Agreement with Peter Markatos dated
                  December 1994

10.10*            1994 Employee Stock Option Plan

10.11*            1994 Nonexecutive Directors Stock Option Plan

10.12*            Form of 12% Convertible Note

10.12.1* Form of Extension Agreement between the Company and the holders of the 12% Convertible Notes

10.13*            Form of Warrant issued to holders of 12% Convertible Note

10.14*            Note dated May 8, 1992 from the Registrant to William J. Opper

10.15* Agreement with Berkeley Securities Corporation providing for the cancellation of certain shares

10.16*            Proposed Debt Restructure

10.16.1*          Series A Note

10.16.2*          Series B Note

10.17*            Agreement with 1241 Mamaroneck Avenue Corp.

10.17.1*          Form of Proposed Lease for 1241 Mamaroneck Avenue

10.17.2*          Note Extension Agreement

10.18* Form of Consulting Agreement to be entered into with Auerbach, Pollak & Richardson, Inc.

10.19* Letter of intent with Steve Kalafer for the Flemington facility

10.20*            Form of 12% Convertible Promissory Note

10.21**           Lease Agreement dated September 12, 1995 with SBX investments,
                  Inc.

10.21.1**         Asset Purchase Agreement dated September 12, 1995 with
                  Twinlittle, Inc. and Twinlittle II, Inc.

10.21.2**         $100,000 principal amount of promissory note to SBX
                  Investments, Inc.

10.22             Employment Agreement with Stephen A. Stein

10.23 Lease Agreement with Jack Cioffi Trust ULWT dated April 15, 1996 together with Exhibits

10.24             Form of Series C Note

10.25             Note Agreement with Guy B. Snowden

10.26 Option and Escrow Agreement dated August 1996 between CFT Restaurant, Land and Building Group, Rattlesnake of Milford, Inc. et al., together with Asset Sale/Purchase Agreement and related Exhibits thereto

10.27 First Amendment and Restated Lease between Land and Building Group and Rattlesnake of Milford, Inc.

10.28 Form of Consulting Agreement among Frank Tummunello, Charter Tummunello, Thomas Dunn and Rattlesnake of Milford, Inc.

10.29 Agreement of Sale dated August 6, 1996 between Kings Castle Caterers Inc. and Rattlesnake of Bay Ridge, Inc. and certain exhibits

10.30 Assignment and Assumption Agreement dated August 23, 1994 between Holy Cow Restaurant Associates, Inc. and Rattlesnake of 86th Street, Inc.

21                Subsidiary List

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE RATTLESNAKE HOLDING COMPANY, INC.


                                           By: /s/ William J. Opper
                                               --------------------------------
                                                     William J. Opper
                                                     Chairman of the Board
                                                     and Chief Executive Officer

Dated:   October 15, 1996

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

    Signature                    Capacity                          Date

/s/ William J. Opper       Chairman of the Board             October 15, 1996
------------------         and Chief Executive Officer
William J. Opper


/s/ David C. Sederholt     President, Chief Operating        October 15, 1996
------------------         Officer, Chief Financial
David C. Sederholt         Officer, Treasurer and
                           Director


/s/ Peter C. Markatos      Director                          October 15, 1996
------------------
Peter C. Markatos


/s/ Louis P. Malikow       Secretary and Director            October 15, 1996
------------------
Louis P. Malikow


/s/ Donald M. Zuckert      Director                          October 15, 1996
------------------
Donald M. Zuckert


/s/ Stephen A. Stein       Director                          October 15, 1996
------------------
Stephen A. Stein


/s/ Roger Rankin           Director                          October 15, 1996
------------------
Roger Rankin

                             THE RATTLESNAKE HOLDING
                         COMPANY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 1996, 1995 AND JUNE 30, 1994

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

[KPMG PEAT MARWICK LLP LETTERHEAD]



                          Independent Auditors' Report

The Board of Directors and Stockholders
The Rattlesnake Holding Company, Inc.

We have audited the accompanying consolidated balance sheets of The Rattlesnake Holding Company, Inc. and subsidiaries as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996 and 1995 and the six months ended June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rattlesnake Holding Company, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995 and the six months ended June 30, 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management has developed a cost reduction program and is attempting to raise additional capital. On October 10, 1996, a letter of intent was executed with an investment banking firm to provide additional capital. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report on the 1994 financial statements contained an explanatory paragraph indicating that the Company financed its operations principally through the private placement of a $1,800,000 unit offering, consisting of 9% subordinated notes and 105,768 shares of common stock and a $500,000 unit offering consisting of 12% convertible subordinated notes and 182,500 common stock purchase warrants. The subordinated notes matured in various amounts during the period May 1995 through September 1995 and the convertible subordinated notes were to mature in various amounts during the period June 1995 through July 1995. In the opinion of management, the Company would not have generated sufficient operating cash flow to repay the subordinated or convertible subordinated notes. The Company utilized a portion of the proceeds received from the June 29, 1995 initial public offering of 1,495,000 shares of common stock to partially repay the 9% subordinated notes and restructured the terms of the remaining outstanding indebtedness.


                                         /s/ KPMG PEAT MARWICK LLP

                                         KPMG PEAT MARWICK LLP

October 11, 1996
Stamford, Connecticut

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 1996 and 1995

                                                                                       1996              1995
                                                                                       ----              ----
                                     Assets
Current assets:
     Cash                                                                          $   684,414            28,316
     Cash in escrow                                                                  1,237,625                --
     Accounts receivable                                                                63,659            27,138
     IPO receivable                                                                         --         7,260,800
     Inventory                                                                         111,312            91,334
     Pre-opening costs                                                                 107,289            18,081
     Debt issuance costs                                                                    --            72,114
     Prepaid expenses and other current assets                                         140,490             9,555
                                                                                   -----------        ----------
                  Total current assets                                               2,344,789         7,507,338

Property and equipment, net                                                          2,374,848         1,082,873
Intangible assets, net                                                               1,534,227         1,499,478
Other assets                                                                           246,288           203,538
                                                                                   -----------        ----------

                                                                                   $ 6,500,152        10,293,227
                                                                                   ===========        ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
     Current maturities of notes payable                                               576,852         1,530,572
     Accounts payable                                                                  574,889           754,186
     Accrued expenses                                                                  488,204           805,422
     Other current liabilities                                                         283,234           350,542
                                                                                   -----------        ----------
                  Total current liabilities                                          1,923,179         3,440,722

Notes payable, net of current maturities                                             1,255,723         1,768,301
                                                                                   -----------        ----------

                  Total liabilities                                                  3,178,902         5,209,023
                                                                                   -----------        ----------
Stockholders' equity:
     Preferred stock, Series A, $.10 par value, 5,000,000 shares authorized,
        54,500 and 0 issued and outstanding at June 30,
        1996 and 1995, respectively                                                      5,450                --
     Common stock, $.001 par value - 20,000,000 shares authorized,
        2,643,734 and 2,558,563 issued and outstanding, at
        June 30, 1996 and 1995, respectively                                             2,644             2,559
     Additional paid-in capital                                                     10,704,315         9,279,649
     Accumulated deficit                                                            (7,391,159)       (4,198,004)
                                                                                   -----------        ----------

                                                                                     3,321,250         5,084,204

                                                                                   $ 6,500,152        10,293,227
                                                                                   ===========        ==========


See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                       Years ended June 30, 1996 and 1995
                       and six months ended June 30, 1994

                                                                                           Six months
                                                        Year ended        Year ended         ending
                                                         June 30,          June 30,         June 30,
                                                           1996              1995             1994
                                                           ----              ----             ----
Restaurant sales                                       $ 8,755,565         5,340,657        1,613,535
Less:  promotional sales                                   512,756           362,589          142,884
                                                       -----------        ----------        ---------

             Net restaurant sales                        8,242,809         4,978,068        1,470,651

Costs and expenses:
     Cost of food and beverage sales                     2,565,905         1,610,680          474,748
     Restaurant salaries and fringe benefits             3,109,435         1,804,129          541,803
     Occupancy and related expenses                      2,118,444         1,306,469          357,717
     Depreciation and amortization expense                 608,260           388,695          140,758
                                                       -----------        ----------        ---------

             Total restaurant costs and expenses         8,402,044         5,109,973        1,515,026

Selling, general and administrative                      2,810,433         1,332,237          291,979
Amortization of debt issuance costs                             --         1,027,751          499,813
Loss on closure of restaurant site                         192,311                --               --
Interest expense                                           108,536           264,279           70,077
Miscellaneous expenses                                      12,350             2,199              250
                                                       -----------        ----------        ---------

             Total expenses                             11,525,674         7,736,439        2,377,145
                                                       -----------        ----------        ---------
             Net loss before extraordinary
                  item                                  (3,282,865)       (2,758,371)        (906,494)

Extraordinary item:
     Gain on early extinguishment of debt                   89,710                --               --
                                                       -----------        ----------        ---------

             Net loss                                  $(3,193,155)       (2,758,371)        (906,494)
                                                       ===========        ==========        =========
Per share:
     Loss before extraordinary item                          (1.26)            (2.46)           (0.84)
     Extraordinary item                                        .03                --               --
                                                       -----------        ----------        ---------
             Net loss                                  $     (1.23)            (2.46)           (0.84)
                                                       ===========        ==========        =========
Weighted average number of common
     and common equivalent shares
     outstanding                                         2,605,808         1,122,678        1,074,513
                                                       ===========        ==========        =========

See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                       Years ended June 30, 1996 and 1995
                       and six months ended June 30, 1994



                                                                                       Addi-                               Total
                                                                                      tional             Accum-            stock-
                                            Common        Preferred     Common        paid-in            ulated            holders'
                                            shares          stock       stock         capital            deficit            equity
                                            ------          -----       -----         -------            -------            ------
Balance, December 31, 1993                   856,274       $   --         856         1,102,143          (533,139)          569,860

Issuance of stock in connection
     with acquisition of leaseholds           12,466           --          12           150,488                --           150,500
Proceeds received from issuance of
     common stock                              2,226           --           2            24,998                --            25,000
Net proceeds received from issuance
     of common stock in connection
     with private placement                   34,527           --          35           588,617                --           588,652
Net loss                                          --           --          --                --          (906,494)         (906,494)
                                           ---------       ------       -----       -----------        ----------        ----------

Balance, June 30, 1994                       905,493           --         905         1,866,246        (1,439,633)          427,518

Issuance of stock in connection
     with refinancing of debt                 10,000           --          10            54,990                --            55,000
Net proceeds received from Initial
     Public Offering                       1,495,000           --       1,495         6,576,839                --         6,578,334
Net proceeds received from issuance
     of common stock in connection
     with private placement                   20,570           --          21           253,452                --           253,473
Conversion of debt to equity                 127,500           --         128           509,872                --           510,000
Issuance of warrants in connection
     with private placement of debt               --           --          --            18,250                --            18,250
Net loss                                          --           --          --                --        (2,758,371)       (2,758,371)
                                           ---------       ------       -----       -----------        ----------        ----------

Balance, June 30, 1995                     2,558,563           --       2,559         9,279,649        (4,198,004)        5,084,204

Additional costs from Initial Public
     Offering                                     --           --          --           (43,239)               --           (43,239)
Issuance of common stock for
     services performed                        2,671           --           3            14,355                --            14,358
Net proceeds received from issuance
     of preferred stock                           --        5,450          --         1,123,632                --         1,129,082
Conversion of debt to equity                  82,500           --          82           329,918                --           330,000
Net loss                                          --           --          --                --        (3,193,155)       (3,193,155)
                                           ---------       ------       -----       -----------        ----------        ----------

Balance, June 30, 1996                     2,643,734       $5,450       2,644        10,704,315        (7,391,159)        3,321,250
                                           =========       ======       =====       ===========        ==========        ==========


See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended June 30, 1996 and 1995
                       and six months ended June 30, 1994


                                                                                                             Six months
                                                                          Year ended        Year ended         ending
                                                                           June 30,          June 30,         June 30,
                                                                             1996              1995             1994
                                                                         -----------        ----------        --------
Cash flows from operating activities:
     Net loss                                                            $(3,193,155)       (2,758,371)       (906,494)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                                     651,597         1,420,314         638,306
           Gain on early extinguistment of debt                              (89,710)               --              --
           Loss on closure of restaurant site                                190,965                --              --
           Issuance of stock in connection with debt restructuring            30,000            55,000              --
           Stock issued for services provided                                 14,358                --              --
           Changes in assets and liabilities, net of acquisition:
               Increase in accounts receivable                               (36,521)          (10,712)        (11,637)
               Increase in inventory                                         (25,013)          (17,897)        (41,016)
               Increase in prepaid expenses and other assets                (206,384)          (31,445)         (7,099)
               Increase in pre-opening costs                                (169,138)          (21,697)        (12,379)
               (Decrease) increase in accounts payable and
                  accrued expenses                                          (334,691)        1,178,214         231,580
               (Decrease) increase in other current liabilities              (34,609)          100,718          63,561
                                                                         -----------        ----------        --------

                  Net cash used in operating activities                   (3,202,301)          (85,876)        (45,178)
                                                                         -----------        ----------        --------

Cash flows from investing activities:
     Capital expenditures                                                 (1,769,272)         (314,242)       (446,623)
     Payments for acquisitions of leaseholds and lease costs                (155,924)         (150,448)       (105,000)
     Purchase of liquor license                                             (150,000)               --              --
     Payments for acquisition, net of cash acquired                               --                --         (94,038)
                                                                         -----------        ----------        --------

                  Net cash used in investing activities                   (2,075,196)         (464,690)       (645,661)
                                                                         -----------        ----------        --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                   --                --          25,000
     Proceeds from IPO                                                     7,260,800                --              --
     Proceeds from issuance of convertible notes                                  --           510,000              --
     Net proceeds from private placement                                          --           383,263         532,686
     Cost of issuance of preferred stock                                    (108,543)               --              --
     Proceeds from borrowings                                                100,000           484,250         255,000
     Principal repayment of borrowings                                    (1,275,423)         (141,567)       (208,083)
     IPO costs                                                               (43,239)         (682,466)             --
                                                                         -----------        ----------        --------

                  Net cash provided by financing activities                5,933,595           553,480         604,603
                                                                         -----------        ----------        --------

Net increase (decrease) in cash                                              656,098             2,914         (86,236)

Cash, beginning of period                                                     28,316            25,402         111,638
                                                                         -----------        ----------        --------

Cash, end of period                                                      $   684,414            28,316          25,402
                                                                         ===========        ==========        ========

Cash paid during the period for:
     Interest                                                            $   221,825            57,686          10,086
                                                                         ===========        ==========        ========

     Income taxes                                                        $    17,015             2,199             750
                                                                         ===========        ==========        ========


See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                      June 30, 1996, 1995 and June 30, 1994



(1)  Organization and Description of Business

     (a)  Description of Business

     The Rattlesnake Holding Company, Inc. and subsidiaries (collectively, the
          Company), currently operates seven restaurants in Lynbrook, White Plains and Yorktown Heights, New York; Fairfield, South Norwalk, and Danbury, Connecticut and Flemington, New Jersey. In January 1996, the Company closed its restaurant in Hamden, Connecticut (note 4). The Company's eighth restaurant is currently under construction on 86th Street in New York City. Company restaurants feature casual dining utilizing a southwestern theme.

     (b)  Organization

     In December 1994, an amendment to the Company's Certificate of Incorporation was approved and adopted to (i) effect a 1:2.8077 reverse split of the Company's common stock (ii) change the par value of the Company's common stock from $.01 to $.001 per share (iii) increase the authorized capital stock of the Company to 20,000,000 shares of $.001 par value common stock and 5,000,000 shares of $0.10 par value preferred stock, and (iv) change the Company's fiscal year end from December 31st to June 30th. In March 1995, an additional reverse common stock split of 1:2 was approved by the Company's Board of Directors. All references in the accompanying consolidated financial statements and notes thereto relating to share and per share data have been adjusted retroactively to reflect the stock splits.

     On June 29, 1995, the Company completed an initial public offering (IPO) of 1,300,000 shares of its common stock and 195,000 additional shares pursuant to the exercise of the over-allotment option by the underwriter at $5.50 per share. The net proceeds of the offering, after deducting underwriters' commissions and fees of $986,700 and offering costs of $700,705, were $6,535,095. The proceeds from this offering were to be used for working capital, marketing and advertising, the implementation of the Company's expansion strategy and to repay subordinated debt (note 9). The underwriter received warrants to purchase 130,000 shares of common stock at a price of 120% of the offering price for a term of four years commencing from the date of the offering. Upon the closing of the offering, the Company executed a one year consulting agreement, as amended, under which the underwriter received $30,000 for providing financial advisory and other consulting services.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements have been presented on a historical cost basis for the consolidated statements of operations. All significant inter-company balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern can not be reasonably assured.


                                                                (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     The Company has incurred aggregate losses since inception of $7,391,159, inclusive of a net loss in fiscal 1996 of $3,193,155. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1997. Additionally, $525,000 of Series A subordinate notes payable matured on August 1996 (note 9) and a $425,000 short-term note payable associated with the acquisition of restaurant matures in fiscal 1997.

     Management of the Company is implementing a cost reduction plan to address these issues. Such plan will include the closing of unprofitable sites, a reduction in the Company's workforce and other cost containment measures designed to reduce operating expenses and improve restaurant operating performance.

     On October 10, 1996, a letter of intent was executed with an investment banking firm to provide additional capital on a "best efforts" basis (note 16).

     Management believes that the implementation of its strategic plan and consummation of the above-mentioned financing will return the Company to profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan or consummation of the aforementioned completion of financing arrangements.

     (b)  Reporting Periods

     On April 2, 1996, the board of directors approved a change, effective July
          1, 1996, in the Company's accounting reporting period to a 52 week cycle ending on the last Sunday in June. This change was implemented to establish consistency between the Company's operational and accounting reporting periods.

     (c)  Cash in Escrow

     On June 30, 1996, the Company completed a private placement of a $1,362,500 unit offering, consisting of 54,500 shares of 7-1/2% preferred stock and 218,000 common stock purchase warrants (note 9). The proceeds of the offering, net of underwriters commissions and fees were $1,212,625. On June 30, 1996, these net proceeds and a $25,000 deposit previously paid by the Company were held in an escrow account by the underwriter on behalf of the Company. The Company subsequently received the proceeds in the first quarter of fiscal 1997.

     (d)  IPO Receivable

     On June 29, 1995, the Company completed an initial public offering of 1,495,000 shares of common stock. The proceeds of the offering, net of underwriters commissions and fees, was $7,235,800. Such amount, and an additional $25,000 deposit previously paid by the Company, is recorded as IPO receivable at June 30, 1995. These proceeds were received on July 7, 1995.

     (e)  Accounts Receivable

     Accounts receivable consist principally of bank credit card accounts receivable.

                                                                (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     (f)  Inventories

     Inventories consist primarily of restaurant food items and supplies and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

     (g)  Pre-Opening Costs

     Certain costs relating to hiring and training of employees prior to the opening of new restaurants are capitalized and amortized over a twelve month period commencing upon restaurant opening. At June 30, 1996 and June 30, 1995, such costs amounted to $107,289 and $18,081, respectively.

     (h)  Debt Issuance Costs

     Debt issuance costs are principally associated with the subordinated notes component of the Company's $1,800,000 unit offering and were capitalized and amortized ratably over the initial one year term of the debt. Accumulated amortization at June 30, 1995 was $1,609,083 and amortization expenses was $1,018,625 and $499,813 for the year ended June 30, 1995 and six month period ended June 30, 1994, respectively. As a result of the restructuring of this debt, the related unamortized debt issuance costs of $72,114 were offset against the extraordinary gain recognized in this transaction (note 9).

     (i)  Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated primarily on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

                   Artifacts                                    3 years
                   Original smallwares                          3 years
                   Furniture and fixtures                       5 years
                   Restaurant and office equipment              7 years
                   Leasehold improvements                    5-15 years

     (j)  Intangible Assets

     Intangible assets consist principally of costs to acquire leased facilities. These leasehold costs are amortized over the life of the related lease, generally 5 to 15 years. Accumulated amortization at June 30, 1996 and June 30, 1995 was $401,114 and $194,939,
          respectively. Amortization expense was $227,847, $150,480, $33,336 for the year ended June 30, 1996, June 30, 1995 and the six months ended June 30, 1994, respectively. In connection with the closing of the Hamden location, the Company wrote off approximately $65,000 in leasehold costs, net of accumulated amortization of $21,672 (note 4).

     (k)  Other Assets

     The Company utilizes an outside service to provide financing and promotional activities. The costs relating to these activities are capitalized and are being amortized over the repayment period. The Company also capitalized deferred costs relating to potential Rattlesnake locations under negotiation.

                                                                (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

(l)  Financial Instruments

     Management of the Company believes that the book value of its monetary assets and liabilities, exclusive of long-term debt, approximates fair value as a result of the short-term nature of such assets and liabilities. Management further believes that the fair market value of long-term debt does not differ materially from carrying value.

     (m)  Reclassification

     Certain reclassifications of prior period balances have been made to conform with the fiscal 1996 presentation.

     (n)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(3)  Restaurant Acquisition

     In November 1993, the Company entered into an agreement to acquire 100% of the outstanding common stock of Pen-Z Corp. (Pen-Z). This transaction was completed in February 1994. Pen-Z operated a leased restaurant facility in Yorktown Heights, New York. Terms of the acquisition included $100,000 in cash, a $300,000 note payable and 36,084 shares of common stock. Based upon the results of an independent appraisal, the stock was valued at $324,200 at the time of issuance. The acquisition has been accounted for as a purchase transaction.

     Pursuant to the terms of this transaction, the Company entered into a lease agreement with a trust of the former 100% shareholder of Pen-Z to lease the facility for a ten year period, with a five year renewal option and acquired certain restaurant equipment from the trust for a $100,000 note payable.

(4)  Closure of Restaurant Site

     On December 31, 1995, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Hamden, Connecticut. The facility was closed on January 7, 1996. A majority of the fixed assets at the facility have been removed to be utilized at other existing or new facilities. All remaining fixed assets and leasehold improvements have been abandoned and all intangible assets have been written off. A loss of $192,311, relating to the closing of the Hamden location, was recorded during the 1996 fiscal year.




                                                                (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

(5)  Property and Equipment

     Property and equipment consists of the following:

                                                           June 30,
                                                           --------
                                                   1996               1995
                                                   ----               ----
         Leasehold improvements                $ 1,410,404           700,462
         Restaurant and office equipment           918,787           458,006
         Furniture and fixtures                    494,876           262,105
         Original smallwares                        73,562                --
         Artifacts                                  23,952                --
                                               -----------        ----------
                                                 2,921,581         1,420,573

         Less accumulated depreciation
              and amortization                    (546,733)         (337,700)
                                               -----------        ----------

                                               $ 2,374,848         1,082,873
                                               ===========        ==========

     Related depreciation and amortization expenses were $334,695, $200,592 and $71,688 for the year ended June 30, 1996 and 1995, the six months ended June 30, 1994, respectively. Accumulated depreciation and amortization of $125,662 related to the disposal of fixed assets at the Hamden location was written off at December 31, 1995 (note 4).

(6)  Other Assets

     Other assets consist of the following:

                                                               June 30,
                                                               --------
                                                       1996               1995
                                                       ----               ----
            Promotional meal programs                $132,058            164,757
            Deposits                                   96,737             38,781
            Loans receivable                           17,493                 --
                                                     --------            -------

                                                     $246,288            203,538
                                                     ========            =======

(7)  Capital Structure

     The Company's capital structure is as follows:

                                                                             Shares issued
                                                                            and outstanding
                                                                            ---------------
                                                                               June 30,
                                                        Shares                 --------
        Security                   Par value          authorized         1996            1995
        --------                   ---------          ----------         ----            ----
Common stock                    $.001 per share       20,000,000       2,643,734       2,558,563
Preferred stock, Series A       $.10 per share         5,000,000          54,500              --

                                                                (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     The Company amended its Certificate of Incorporation in December 1994 to increase the authorized capital stock and effect a 1:2.8077 reverse stock split. In March 1995, an additional 1:2 reverse common stock split was approved by the Company's Board of Directors.

     The Company's preferred stock bears a dividend rate of 7-1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year commencing November 15, 1996. The shares are convertible at any time, one year after issuance into common stock at a conversion price equal the lesser of (i) 120% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first closing of the offering, or $4.50, whichever is lower; or (ii) 85% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first anniversary of the first closing, subject to certain anti-dilution adjustments.

     The preferred stock is redeemable only at the option of the Company, commencing one year from the date of issuance, based upon the sales price of the Company' common stock. The preferred stock has a liquidation preference of $24.50 per share, together with accrued and unpaid dividends.

     To date, the Board of Directors has not declared any dividends on common stock. The Board of Directors has the authority to establish the specific provisions of the preferred stock, i.e., liquidation rights, dividend parameters, at the date of issuance.

(8)  Notes Payable

     Notes payable consists of the following:

                                                                                                June 30,
                                                                                                --------
                                                                                          1996            1995
                                                                                          ----            ----
         Subordinated notes payable due at various dates in fiscal 1995 and
              1996, with interest at 9% (11% for the extension period)
              (including $175,000 held by a related party)                             $       --       1,800,000

         Series A subordinated notes payable due August 6, 1996, with
              interest at 9% (including $58,338 held by a related party)                  525,000              --

         Series B convertible subordinated notes payable due July 7, 2000 with interest at 9%, convertible at $3.85 per share (including
              $58,338 held by a related party)                                            525,000              --

         Subordinated 12% convertible notes payable, net of $9,125 un-
              amortized discount, paid and/or converted in December 1995                       --         490,875

         Note payable to shareholder relating to the acquisition of Pen-Z Corp., payable in monthly payments of $2,700 at June 30, 1996 and 1995 with interest at 1% over prime (9.25% and 9.5% at June 30, 1996
              and 1995, respectively) through May 2009                                    289,227         294,186



                                                                (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                                                                                                June 30,
                                                                                                --------
                                                                                          1996            1995
                                                                                          ----            ----
         Note payable relating to acquisition of leasehold, due in
              monthly installments of $1,500 with interest at 5%,
              paid in April 1996                                                       $       --          11,222

         Note payable for the purchase of furniture and equipment,
              due in monthly installments of $1,292 including interest
              at 21.6%, paid in February 1996                                                  --          10,701

         Note payable relating to acquisition of leasehold, due in
              monthly installments of $1,436, including principal and
              interest at 8.5%, paid on July 18, 1995                                          --          38,660

         Note payable to a related party with interest of 9%, paid
              on August 17, 1995                                                               --          52,500

         Note payable to a related party, due in monthly installments of $2,076, including principal and interest at 9%, paid on
              July 21, 1995                                                                    --          43,522

         Note payable to a related party, due in monthly installments of $1,270, including principal and interest at 18% through
              February 1998                                                                21,799          32,081

         Notes payable to a related party, due in monthly installments of
              $1,050, including principal and interest at 12%, paid on
              August 1, 1995                                                                   --           7,063

         Note payable to a stockholder relating to purchase of furniture and equipment, due in monthly installments of $900 at June 30, 1996 and 1995, respectively, including principal and interest at prime
              plus 1% through 2009                                                         96,274          98,063

         Note payable relating to acquisition of lease with interest of 8%,
              paid on July 14, 1995                                                            --         120,000

         Note payable relating to acquisition of lease, due in monthly installments of $2,867, including principal and interest
              at 8% through July 2010                                                     289,206         300,000

         Notes payable relating to acquisition of lease, due in monthly installments of $1,666 of principal plus interest at 1% over prime
              (9.25% at June 30, 1996 through September 1, 2000)                           86,069              --
                                                                                       ----------       ---------
                                                                                        1,832,575       3,298,873
              Less current maturities                                                     576,852       1,530,572
                                                                                       ----------       ---------

                                                                                       $1,255,723       1,768,301
                                                                                       ==========       =========

                                                                (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

      Notes payable to shareholders and other related parties (Company officers and directors) were $523,976 and $1,002,414 at June 30, 1996 and 1995, respectively (note 16).

      In July 1994, a $50,000 note payable to a related party was exchanged, together with accrued interest for a $52,500 note payable bearing interest at 9%, and was satisfied in August 1995.

      Maturities of these notes is as follows:


                              June 30,:
                                  1997       $  576,852
                                  1998           50,793
                                  1999           43,172
                                  2000          570,223
                                  2001           33,526
                              Thereafter        558,009
                                             ----------
                                             $1,832,575
                                             ==========

(9)   Financing Arrangements

      Commencing in November 1993, the Company sold through a private placement a $1,800,000 unit offering, with each $25,000 unit consisting of 1,469 shares of common stock and a $25,000 subordinated note. The subordinated notes mature in one year from the date of issuance, subject to a 180 day extension period, exercisable at the option of the Company. The subordinated notes bear interest at 9%, commencing on the date of issue, increasing to 11% for the 180 day extension period, with all interest payable at the maturity of the subordinated notes. The underwriter's compensation arrangement included the receipt of 82,367 shares of common stock and a 9.33% commission. The value of the common stock issued to the underwriter was determined by an independent appraisal, based upon the value of the stock at the various dates in which the units were sold, ranging between $7.40 and $12.46 per share. Debt issuance costs were calculated based upon the relative proportional value of the common stock and subordinated notes payable. At June 30, 1995 and 1994, the Company had outstanding $1,800,000 and $1,400,000, respectively, of the unit offering.

      In July 1995, the Company redeemed $225,000 of the notes and restructured the remaining principle amount outstanding of $1,575,000. This redemption was partially funded by a $50,000 note payable issued in June 1995 by the Company, with interest at 9%, and repaid in July 1995, together with 10,000 shares of common stock, valued at the IPO price of $5.50 per share. The value of the common stock was recorded as interest expense by the Company. Each $25,000 principal amount of Notes was exchanged as follows: (i) $8,334 paid in August and September 1995 (the "First Payment"); and (ii) a 9% $8,333 Series A Note (the Series A Notes) due 13 months after the first payment, and a 9% $8,333 Series B Note (the Series B Notes) due five years after the first payment was issued to each Noteholder with the First Payment. Each Series B Note is convertible into common stock thirteen months after issuance at a conversion price equal to 70% of the initial public offering price of the common stock sold, with piggy-back registration rights for the shares underlying the Series B Notes. Each Series B Note is redeemable with 30 days prior written notice at any time after the closing bid price of the common stock is 150% of the conversion price for the ten

                                                                     (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES consecutive trading days ending within 15 days of the date of notice of redemption. As a result of the restructuring of this debt, the related debt issuance costs were written off in July 1995. An extraordinary gain of $89,710, net of the write-off of $72,114 debt issuance costs was recognized in fiscal 1996.

      In fiscal 1997, the Company offered an extension agreement to the Series A noteholders, providing for a one year extension of the maturity date, in exchange for an increase in the interest rate from 9% to 15% and one warrant for every dollar of indebtedness. The warrants provide for exercise prices ranging between $2.50 - $3.00 and expire on August 6, 2001. Through October 7, 1996, noteholders aggregating $303,749 have accepted the terms of the extension and the remaining $221,243 of $524,992 were paid in cash.

      During December 1994 and January 1995, the Company received $500,000 in proceeds from a new unit offering, each unit consisting of a $20,000 principal amount six-month 12% convertible subordinated note and 3,650 common stock purchase warrants exercisable at $11.80 per share until March 1997 (the "Units"). The due date of these notes was extended to December 10, 1995 in consideration of a reduction of the conversion price and warrant exercise price to $4.00 and $4.50, respectively, and an increase in the number of warrants per Unit to 7,300. The value of the warrants, $0.10 per share was determined by an independent appraisal and has been recorded as a debt discount and additional paid in capital. In December 1995, $300,000 of the debt and $30,000 of accrued interest was exchanged into 82,500 shares of common stock and the remaining $200,000 was paid.

      During May and June 1995, the Company issued $510,000 of 12% subordinated debt which was automatically converted into shares of Common Stock at the rate of $4.00 per share upon the effective date of the initial public offering.

      In March 1996, the Company entered into an agreement with an investment banking firm to sell 200,000 shares of Series A preferred stock and 800,000 common stock warrants in a private placement for a total consideration of $5,000,000. The preferred stock was valued at $24.50 per share and each warrant at $.125 per warrant. The warrants are exercisable at a price of $7.00 per share and expire on August 31, 2001. On June 30, 1996, the Company closed on the sale of 54,500 shares of the aforementioned Series A preferred stock and 218,000 common stock purchase warrants. The underwriter received warrants to purchase 24,760 shares of common stock at $3.78 per share which expire on June 30, 2001. The net proceeds of the offering were $1,129,082, net of commissions and expenses of $233,418. The offering period expired on June 30, 1996.

                                                                     (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

(10)  Accrued Expenses and Other Liabilities

     (a)  Accrued Expenses

      Accrued expenses consist of the following:

                                                 June 30,
                                           -------------------
                                             1996       1995
                                             ----       ----
                  Accrued payroll          $201,683    178,844
                  Other                     192,021    227,370
                  Interest payable           94,500    207,787
                  Professional fees              -     191,421
                                            -------    -------
                                           $488,204    805,422
                                            =======    =======


     (b)  Other Liabilities

      The Company has entered into a marketing agreement whereby it receives temporary financing in exchange for participating in a discounted price meal program. At June 30, 1996 and June 30, 1995, the balances outstanding under this program were $283,234 and $350,542, respectively, which are included in other liabilities in the accompanying consolidated balance sheets.

(11)  Income Taxes

      In February 1992, the Financial Accounting Standards Board issued
         Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes". SFAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted the provisions of SFAS 109 in 1992.

      There was no income tax expense for any period presented due to losses incurred by the Company.




                                                                     (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1995 are presented below:

                                                                     June 30,
                                                             ------------------------
                                                                1996          1995
                                                                ----          ----
            Deferred tax assets:
                Net operating loss carry forward             $2,381,000     1,103,000
                                                             ----------     ---------
                         Total gross deferred tax assets      2,381,000     1,103,000

            Less valuation allowance                          2,350,000     1,013,000
                                                             ----------     ---------
                         Net deferred tax assets                 31,000        90,000
                                                             ----------     ---------
            Deferred tax liabilities:
                Depreciation and amortization                    31,000         90,000
                                                             ----------     ----------
                         Net deferred tax liability              31,000         90,000
                                                             ----------     ----------
                                                             $       -              -
                                                             ==========     =========


      The valuation allowance for deferred tax assets as of July 1, 1995 and July 1, 1994 was $1,013,000 and $578,000, respectively. The change in the total valuation allowance for the year ended June 30, 1996, June 30, 1995 and the six months ended June 30, 1994 was $1,336,000, $435,000 and $359,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $5,952,000. At June 30, 1996 and 1995, the Company has net operating loss carry forwards for Federal and State income tax purposes of approximately $5,952,000 and $2,758,000, respectively (the NOL carry forwards), which are available to offset future taxable income, if any, through 2011. Losses for income tax purposes for the years ended June 30, 1996 and 1995 and the six months ended June 30, 1994 were approximately $3,308,000, $2,983,000 and $934,000, respectively. Based upon the limited operating history of the Company and losses incurred to date, management believes that the value of the deferred tax asset is impaired and has fully reserved the deferred tax asset.

      In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, as it applies to the NOL carry forwards, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change") will place an annual limitation on the Company's ability to utilize its existing NOL carry forwards to offset United States Federal taxable income in future years. Generally, such limitation would be equal to the value of the Company as of the date of the Ownership Change multiplied by the Federal long-term tax exempt interest rate, as published by the Internal Revenue Service. The Company believes that an Ownership Change has occurred due to changes in the beneficial ownership of the Company's Common Stock in the current three-year testing period immediately prior to the initial public offering and would cause the annual limitations as described above to apply. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carry forwards.

                                                                     (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

(12)  Commitments and Contingent Liabilities

      Commitments

      The Company's operations are principally conducted in leased premises.
         Remaining lease terms range from 2 to 14 years. Certain leases contain contingent rental provisions based upon a percentage of gross sales. As of June 30, 1996, the Company has non-cancelable operating lease commitments as follows:

                    1997                $  737,866
                    1998                   715,129
                    1999                   723,777
                    2000                   731,656
                    2001                   662,157
                    Thereafter           3,947,294
                                        ----------
                                        $7,517,879
                                        ==========

      Certain shareholders and directors have personally guaranteed lease payments for two locations.

      Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. There were no contingent rental payments in any of the periods presented.

      Rent expense was $625,000, $329,000 and $109,000 for the periods ended
         June 30, 1996, June 30, 1995 and June 30, 1994, respectively.

      In connection with the sale of preferred stock, the Company is required to pay a 7-1/2% dividend payment to the preferred stockholders. These dividends are payable semi-annually in arrears on May 15 and November 15 of each year commencing November 15, 1996.

      Pursuant to a restaurant lease agreement, the Company has an option to purchase the related facility for $445,000 if executed prior to May 31, 1995 or for $425,000 thereafter. On March 31, 1996, the Company exercised its option to purchase the facility for $425,000. This transaction was closed on August 31, 1996 and was financed by a shareholder (note 16).

      Pursuant to a leasehold acquisition agreement, the Company paid $65,000 and issued a warrant to purchase 30,000 shares of the Company's common stock at an exercise price of $5.00 per share, exercisable until October 31, 1997.

      Pursuant to a restaurant lease agreement, the Company has the option to purchase a facility during the period January 1995 through January 2000 for a purchase price ranging between $1,365,000 to $1,580,000.

                                                                     (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

      In August 2, 1995, the Company executed an agreement with a public relations firm providing for annual compensation of $24,000 and an option to purchase 20,000 shares of the Company's common stock at a price of $5.50 per share, exercisable for a five year period.

      The Company entered into a twelve month agreement with an investment banking firm commencing September 1, 1996 under which the investment banking firm will provide advisory services related to corporate finance and mergers and acquisitions. The investment banking firm will receive an initial retainer of $10,000 and monthly payments of $3,000 for the first three months, $4,000 for the next three months and $5,000 for the remaining six months and warrants to purchase 125,000 shares of the Company's common stock exercisable within five years at a price equal to 120% of the average closing bid price of the Company's common stock for the five preceding days.

      The Company entered into a thirteen month agreement with an independent research firm which will produce research reports with respect to the securities of the Company. In consideration of the firm's services, it received 100,000 warrants to purchase the Company's common stock, which are exercisable at amounts ranging from $4.00 - $5.50 per share which expire on July 8, 2001.

(13)  Employee Benefit Plans

      (a) Stock Option Plan

      In December 1994, the Company adopted the 1994 Employees Stock Option Plan
         (the Employees Plan), which provides for the issuance of incentive stock options (ISO's) and non-qualified options (Non-ISO's) to officers and key employees. Up to 1,000,000 shares of the Company's common stock have been reserved for issuance under the Plan. The Plan is currently administered by the Board of Directors of the Company. The term of the options is generally for a period of 5 years. The exercise price for non-qualified options outstanding under the Employees Plan can be no less that 100% of the fair market value, as defined, of the Company's common stock at the date of the grant. For ISO's, the exercise price can be generally no less than the fair market value of the Company's common stock at the date of the grant, with the exception of any employee who prior to the granting of the option, is a 10% or greater stockholder as defined, for which the exercise price can be no less than 110% of the fair market value of the Company's common stock at the date of grant.

      In December 1994, the Company adopted the non-Executive Director Stock
         Option Plan (the Director Plan), which provides for the issuance of non-ISO's to non-executive directors, as defined, and members of any advisory board established by the Company who are not full-time employees of the Company. The Company has reserved 500,000 shares for issuance under the provisions of the Director Plan. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 25,000 shares upon joining the Board of Directors and 15,000 shares on each December 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such December 1st. Similarly, each eligible director of an advisory board will receive options to purchase 15,000 shares upon joining the advisory board, and on each December 1st thereafter, an option to purchase 7,500 shares of the Company's common stock, providing such person has served as a director of the advisory for the previous 12 month period. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant.

                                                                     (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

      Activity in non-ISO's was as follows:

                                                                Number     Option Price
                                                              of Shares     per Share
                                                              ---------     ---------
           Options outstanding June 30, 1994                        -      $         -
           Options Granted                                     600,000             4.50
           Exercised Options                                        -                -
                                                               -------     ------------

           Options outstanding June 30, 1995                   600,000             4.50

           Options Granted                                     144,000             5.25
           Exercised Options                                        -                -
                                                               -------     ------------

           Options outstanding June 30, 1996                   744,000     $4.50 - 5.25
                                                               =======     ============


      Activity in ISO's was as follows:

                                                                Number     Option Price
                                                              of Shares      per Share
                                                              ---------      ---------
           Options outstanding June 30, 1994                        -      $         -
           Options Granted                                      72,000             4.50
           Exercised Options                                        -                -
                                                               -------     ------------

           Options outstanding June 30, 1995                    72,000             4.50
           Options Granted                                      93,500      3.50 - 5.50
           Exercised Options                                        -                -
                                                               -------     ------------

           Options outstanding June 30, 1996                   165,500     $3.50 - 5.50
                                                               =======     ============


      Options representing 100,000 shares issued in fiscal year 1995 are exercisable as of the date of grant and 114,400 are exercisable annually thereafter. The Employees and Director Plans expire in December 2004, unless terminated earlier by the Board of Directors under conditions specified in the respective Plans. No options have been exercised as of June 30, 1996.

      (b) Employment Agreements

      The Company and its Chairman, President and Executive Vice President
         (collectively, the Senior Management Group) entered into employment agreements in December 1994 for a period commencing in December 1994 through December 1997. The agreements provide for annual compensation for the Senior Management Group collectively of $250,000, increasing by 10% annually, plus certain other benefits. The agreements also provide for annual aggregate incentive

                                                                     (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES compensation for the Senior Management Group based on consolidated pre-tax earnings of the Company, as defined, as follows:

                    Pre-tax earnings            Percentage
                    ----------------            ----------
                  $0 - $1,000,000                  10.0%
                  $1,000,001 - 2,000,000            7.5%
                  $2,000,001 and over               5.0%


      The agreement also provides that upon a change in control, as defined, that all stock options held by the employee become immediately exercisable and that a credit equivalent to three times the employee's annual compensation be credited against the exercise price of the options.

      The Company and its Vice-Chairman & Chief Administration Officer entered into a part-time employment agreement in December 1995 for a period commencing December 1995 through December 1998. The agreement provides for annual compensation of $90,000 increasing 10% per annum, plus certain other benefits. An additional $20,000 was paid for services rendered in fiscal 1996 provided over and above the part-time agreement. The employee is also entitled to receive a bonus during each year of this agreement, determined by the Board of Directors. The Board of Directors and/or the Compensation Committee shall set forth a formula for determining the bonus for each year.

      On June 6, 1996, the board of directors authorized additional compensation aggregating $70,000 for the aforementioned executive officers.

      (c) Other Benefits

      The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees.

(14)  Litigation

      The Company is a defendant in litigation arising from the normal course of its affairs. Management is of the opinion, pursuant to the advice of counsel, that settlement, if any, of the aforementioned litigation will not have a material adverse impact on the financial position or results of operations of the Company.

(15)  Earnings Per Share

      The Company has presented historical earnings per share information assuming the reverse stock split outlined in note 1(b) occurred on March 15, 1992. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin topic 4:D, stock and stock options granted during the 12-month period preceding the date of the Company's initial public offering (IPO) have been included in the calculation of weighted average common shares outstanding for periods prior to the IPO, including years where

                                                                     (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES the impact of such incremental shares is anti-dilutive. The computation of weighted average common shares outstanding follows:

                                                                                       June 30,
                                                                                         1994
                                                                                         ----
          Weighted average common shares and equivalents outstanding,
               exclusive of issuance within 12 months prior to IPO                     905,493

          Shares issued within 12 months prior to the IPO assumed to be
              outstanding for the entire period                                         30,570

          Incremental shares assumed to be outstanding relating to stock
          options granted within 12 months prior to IPO                                 67,200

          Incremental shares assumed to be outstanding relating to warrants
              granted within 12 months of IPO                                           20,750

          Incremental shares assumed to be outstanding relating to potentially
              dilutive securities issued within 12 months of IPO                        50,500
                                                                                     ---------

          Weighted average common shares and equivalent outstanding                  1,074,513
                                                                                     =========


      For the year ended June 30, 1995, weighted average common shares and equivalents outstanding are 1,122,678. The 12% percent convertible notes do not meet the criteria of a common stock equivalent, as its yield at the time of issuance is greater than the AA corporate bond yield.

      For the year ended June 30, 1996 a weighted average number of shares was not calculated for options and warrants outstanding due to their anti-dilutive effect on the Company's net loss per share calculation.

(16)  Subsequent Events

      Pursuant to a restaurant lease agreement, the Company exercised its option to purchase the facility for $425,000. This transaction was financed by a shareholder through a 15% short-term note agreement. In addition, the investor received 50,000 warrants at an exercise price equal to the market price at the date of the grant.

      On August 6, 1996, the Company entered into an agreement to lease a restaurant location in Bayridge, New York. The agreement required $20,000 be paid upon execution and $26,500 be paid on or before October 1, 1996. The Company is currently negotiating the extension of this option.

      On August 6, 1996, the Company entered into an agreement for an option to lease a restaurant location in Milford, Connecticut. The Company paid $15,000 to maintain the option to September 1, 1996 and an additional $15,000 was paid on September 4, 1996 to extend the option period to October 1, 1996. The Company may extend this option to November 1, 1996 for an additional $15,000. The Company is currently negotiating the extension of this option.

                                                                     (Continued)

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

      On August 7, 1996, the Company signed a purchase and sale agreement for $388,000 for a restaurant location on 86th Street in New York City. Included in the purchase price was the lease and certain furniture, fixtures and equipment.

      On October 10, 1996, a letter of intent was executed with an investment banking firm to raise a maximum of $3,000,000 through a private placement to be sold on a "best efforts" basis.

EXHIBIT INDEX

         The following exhibits, designated by an asterisk (*), have been previously filed with the Commission with the Company's registration on Form SB-2 (File No. 33-88486) and those designated with two astericks have been filed with the Company's 10KSB for the year ended June 30, 1995, and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference. Those not so designated are filed herewith.

Exhibit No.       Description

2.1* Merger Agreement dated August 31, 1993 by and between Rattlesnake Ventures, Inc. and the Registrant

3.1*              Form of Restated Certificate of Incorporation of the
                  Registrant

3.1.1             Designation of Preferred Stock

3.2*              By-Laws

4.1*              Form of Common Stock Certificate

4.2*              Form of Warrant to be issued to the Underwriter

4.3*              Form of Warrant issued to certain individuals in December 1994

10.1* Lease agreement dated May 12, 1992 between the Registrant and South Norwalk Redevelopment Limited Partnership for the South Norwalk facilities

10.1.1* Agreement between Breakaway Sono Inc. and the Registrant for the purchase of certain equipment

10.1.2*           Note dated June 11, 1992 from the Registrant to Breakaway
                  Sono, Inc.

10.2* Lease Agreement dated April 1, 1994 between Sivad Inc. and the Registrant for the Fairfield facilities

10.2.1*           Purchase Money Leasehold Mortgage between the Registrant and
                  Sivad Inc.

10.3* Common Stock Purchase Agreement between the Registrant and Penny Markatos dated November 1, 1993

10.3.1*           Lease Agreement between Penny Markatos and PEN-Z Corp. dated
                  April 1, 1994

10.4* Lease Agreement dated March 15, 1993 between the Registrant and Elm City Manufacturing Jewelers Inc. for the Hamden facilities

10.4.1* Sale Agreement dated August 31, 1993 between the Registrant and Hamden Entertainment Inc

10.4.2*           Amendment of Promissory Note Agreement dated February 28, 1994

10.4.3* Amendment to Commitment Agreement dated October 31, 1994 between the Registrant and Hamden Entertainment Inc.

10.4.4*           Amendment to Promissory Note dated April, 1995

10.5*             Lease Agreement dated January 24, 1995 for Danbury facility

10.6*             License Agreement with RC Holdings, Inc. dated April, 1995

10.7*             Form of Employment agreement with William J. Opper dated
                  December 1994

10.8*             Form of Employment agreement with David Sederholt dated
                  December 1994

10.9*             Form of Employment Agreement with Peter Markatos dated
                  December 1994

10.10*            1994 Employee Stock Option Plan

10.11*            1994 Nonexecutive Directors Stock Option Plan

10.12*            Form of 12% Convertible Note

10.12.1* Form of Extension Agreement between the Company and the holders of the 12% Convertible Notes

10.13*            Form of Warrant issued to holders of 12% Convertible Note

10.14*            Note dated May 8, 1992 from the Registrant to William J. Opper

10.15* Agreement with Berkeley Securities Corporation providing for the cancellation of certain shares

10.16*            Proposed Debt Restructure

10.16.1*          Series A Note

10.16.2*          Series B Note

10.17*            Agreement with 1241 Mamaroneck Avenue Corp.

10.17.1*          Form of Proposed Lease for 1241 Mamaroneck Avenue

10.17.2*          Note Extension Agreement

10.18* Form of Consulting Agreement to be entered into with Auerbach, Pollak & Richardson, Inc.

10.19* Letter of intent with Steve Kalafer for the Flemington facility

10.20*            Form of 12% Convertible Promissory Note

10.21**           Lease Agreement dated September 12, 1995 with SBX investments,
                  Inc.

10.21.1**         Asset Purchase Agreement dated September 12, 1995 with
                  Twinlittle, Inc. and Twinlittle II, Inc.

10.21.2**         $100,000 principal amount of promissory note to SBX
                  Investments, Inc.

10.22             Employment Agreement with Stephen A. Stein

10.23 Lease Agreement with Jack Cioffi Trust ULWT dated April 15, 1996 together with Exhibits

10.24             Form of Series C Note

10.25             Note Agreement with Guy B. Snowden

10.26 Option and Escrow Agreement dated August 1996 between CFT Restaurant, Land and Building Group, Rattlesnake of Milford, Inc. et al., together with Asset Sale/Purchase Agreement and related Exhibits thereto

10.27 First Amendment and Restated Lease between Land and Building Group and Rattlesnake of Milford, Inc.

10.28 Form of Consulting Agreement among Frank Tummunello, Charter Tummunello, Thomas Dunn and Rattlesnake of Milford, Inc.

10.29 Agreement of Sale dated August 6, 1996 between Kings Castle Caterers Inc. and Rattlesnake of Bay Ridge, Inc. and certain exhibits

10.30 Assignment and Assumption Agreement dated August 23, 1994 between Holy Cow Restaurant Associates, Inc. and Rattlesnake of 86th Street, Inc.

21                Subsidiary List