Form 10QSB
period 1996-09-29
RATTLESNAKE HOLDING CO INC
filed 1996-11-18
CIK 935499

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                           -----------------------

                                 FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 29, 1996
                                ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              --------------------    -----------------------

                          Commission File No. 1-13818
                                              -------

                    THE RATTLESNAKE HOLDING COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                06-1369616
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


3 Stamford Landing, Suite 130, Stamford, CT                        06902
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:         (203) 975-9455
                                                      --------------------------

--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                        No
                      ------                        ------

2,643,734 Common Shares, par value $.001 per share were outstanding as of September 29, 1996.

                                  FORM 10-QSB


                     THE RATTLESNAKE HOLDING COMPANY, INC.


                               SEPTEMBER 29, 1996



                                     INDEX

                                                                                               Page No.
                                                                                               --------
         Part I - Financial Information

Consolidated Balance Sheet                                                                          3
     September 29, 1996 (unaudited) and
     June 30, 1996

Consolidated Statements of Operations                                                               4
     for the quarter ended September 29,
     1996 and September 30, 1995 (unaudited)

Consolidated Statements of Cash Flows for the                                                       5
     quarter ended September 29, 1996
     and 1995 (Unaudited)

Notes to Consolidated Financial Statements                                                          6
     (Unaudited)

Safe Harbor Statement                                                                               9

Management's Discussion and Analysis                                                                10

Liquidity                                                                                           13

         Part II-Other Information


Exhibits and Reports on Forms 8-K                                                                   16

Signatures                                                                                          17

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet



                                                                           (unaudited)
                                                                          September 29,          June 30,
                                         ASSETS                                1996                 1995
                                                                          ------------         ------------
Current assets:
     Cash and cash equivalents                                            $    826,570         $    684,414
     Cash in escrow                                                                  0            1,237,625
     Accounts receivable, net                                                   40,880               63,659
     Inventory                                                                 126,720              111,312
     Deferred financing costs                                                   15,000                    0
     Pre-opening costs                                                          67,853              107,289
     Prepaid expenses and other current assets                                 144,092              140,490
                                                                          ------------         ------------
               Total current assets                                          1,221,115            2,344,789

Property and equipment, net                                                  2,916,452            2,374,848
Intangible assets, net                                                       1,680,809            1,534,227
Other assets, net                                                              469,267              246,288
                                                                          ------------         ------------

                                                                          $  6,287,643         $  6,500,152
                                                                          ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of notes payable                                  $    795,190         $    576,852
     Accounts payable                                                          540,939              574,889
     Accrued expenses                                                          375,572              488,204
     Other current liabilities                                                 750,148              283,234
                                                                          ------------         ------------
               Total current liabilities                                     2,461,849            1,923,179

Notes payable, net of current maturities                                     1,243,194            1,255,723
                                                                          ------------         ------------


Stockholders' equity
     Preferred stock, $.10 par value, 5,000,000 shares
         authorized, 56,500 and 54,500 issued and outstanding at                 5,650                5,450
          September 29, 1996 and June 30, 1996, respectivly
     Common Stock, $.001 par value - 20,000,000 shares authorized,
          2,643,734 issued and outstanding, at
         September 29, 1996 and June 30, 1996, respectively                      2,644                2,644
     Additional paid-in capital                                             10,754,114           10,704,315
     Accumulated deficit                                                    (8,179,808)          (7,391,159)
                                                                          ------------         ------------
                                                                             2,582,600            3,321,250

                                                                          $  6,287,643         $  6,500,152
                                                                          ============         ============


See accompanying notes to unaudited consolidated financial statements.

                  THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations

                                                                     (unaudited)
                                                                   Quarter Year Ended
                                                            --------------------------------
                                                            September 29,      September 30,
                                                                 1996              1995
                                                             -----------       -----------

Restaurant sales                                             $ 2,679,539       $ 1,879,905
     Promos                                                      111,010           104,516
                                                             -----------       -----------

Net Sales                                                      2,568,529         1,775,389

Costs and expenses:
     Cost of food and beverage sales                             825,601           571,524
     Restaurant salaries and benefits                            949,439           701,387
     Occupancy and other                                         622,861           554,423
     Depreciation and amortization expense                       204,472           123,207
                                                             -----------       -----------

          Total restaurant costs and operating expenses        2,602,373         1,950,541

General and administration                                       723,604           656,060
Interest expense, net                                             26,536            32,367
Miscellaneous expenses                                             4,665             3,961
                                                             -----------       -----------

               Net loss before extraordinary item               (788,649)         (867,540)

Extraordinary item:
    Gain on early extinguishment of debt                            --              89,710
                                                             -----------       -----------

Net loss                                                     $  (788,649)      $  (777,830)
                                                             ===========       ===========

Per share:
     Loss before extraordinary item                          $     (0.30)      $     (0.34)
     Extraordinary item                                             0.00              0.04
                                                             -----------       -----------
     Net loss                                                $     (0.30)      $     (0.30)
                                                             ===========       ===========

Weighted average number of common and
     common equivalent shares outstanding                      2,643,734         2,558,563
                                                             ===========       ===========


See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                    (unaudited)
                                                                                    Quarter ended
                                                                                    September 29,       September 30,
                                                                                        1996                1995
                                                                                    -----------         -----------
Cash flows from operating activities:
     Net loss                                                                       $  (788,649)        $  (777,830)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization                                                 221,343             131,122
          Gain on early extinguishment of debt                                                0             (89,710)
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable                                22,779             (15,408)
               (Increase) in inventory                                                  (15,408)             (1,854)
               (Increase) in prepaids and other assets                                  (96,559)            (61,778)
               (Increase) in pre-opening costs                                                0             (17,117)
                (Decrease) increase in accounts payable and accrued expenses           (146,582)            107,426
               Increase (decrease) in other current liabilities                         336,892             (52,745)
                                                                                    -----------         -----------

               Net cash used in operating activities                                   (466,184)           (777,894)
                                                                                    -----------         -----------

Cash flows from investing activities:
     Capital expenditures                                                              (240,689)           (924,635)
     Payments for acquisitions of leaseholds                                           (204,403)            (15,000)
                                                                                    -----------         -----------

          Net cash used in investing activities                                        (445,092)           (939,635)
                                                                                    -----------         -----------

Cash flows from financing activities:
     Net proceeds from private placement of preferred stock                           1,237,625                   0
     Proceeds from issuance of preferred stock                                           50,000                   0
     Deferred financing costs                                                           (15,000)                  0
     Proceeds from IPO                                                                        0           7,260,800
     IPO costs                                                                                0            (721,020)
     Principal repayment of borrowings                                                 (219,193)           (954,190)
                                                                                    -----------         -----------

          Net cash provided by financing activities                                   1,053,432           5,585,590
                                                                                    -----------         -----------

Net increase in cash  and cash equivalents                                              142,156           3,868,061

Cash and cash equivalents, beginning of period                                          684,414              28,316

Cash and cash equivalent , end of period                                            $   826,570         $ 3,896,377
                                                                                    ===========         ===========

Cash paid during the period for:
     Interest                                                                       $    62,424         $    58,882
                                                                                    ===========         ===========
     Income taxes                                                                   $     4,665         $     3,961
                                                                                    ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

           THE RATTLESNAKE HOLDING COMPANY, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 29, 1996
                                 (Unaudited)

1.       Principles of consolidation

         The consolidated financial statements include the accounts of The Rattlesnake Holding Company, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Consolidated financial statements

         The accompanying unaudited consolidated financial statements as shown in the index were prepared in accordance with the generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 29, 1996 and June 30, 1996, and the results of operations and cash flows for the quarter ended September 29, 1996 and September 30, 1995. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for fiscal year end June 30, 1996. The results of operations for the period ended September 29, 1996 are not necessarily indicative of the operating results which may be achieved for the full year.

3.       Basis of presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern cannot be reasonably assured.

         The Company has incurred aggregate losses since inception of $8,179,808, inclusive of a net loss for the quarter ended September 29 1996 of $788,649. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1997. Additionally, $525,000 of Series A Subordinated notes payable matured on August 1996 (note 9) and a $425,000 short-term note payable associated with the acquisition of restaurant matures in fiscal 1997.

         Management of the Company is implementing a cost reduction plan to address these issues. Such plan will include the closing of unprofitable sites, a reduction in the Company's workforce and other cost containment measures designed to reduce operating expenses and improve restaurant operating performance.

         Management believes that the implementation of its modified strategic expansion and cost reduction plan will, with the consummation of the financing described in footnote 4, return the Company to profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan or consummation of the aforementioned financing, or if such plans and financing are achieved, that the Company's operations will be profitable.

4.       Financing arrangements

         On June 29, 1995, the Company completed an initial public offering ("IPO") of 1,300,000 shares of common stock and 195,000 additional shares pursuant to the exercise of the over-allotment option by the underwriter at $5.50 per share. The net proceeds of the offering after deducting underwriter's commissions and fees of $986,700 and offering costs of $700,705 were $6,535,095 and were received on July 7, 1995. The proceeds from this offering were used for working capital, marketing and advertising, the implementation of the Company's expansion strategy and to repay subordinated debt as described below.

         In July 1995, the Company renegotiated the terms of the $1,800,000 of 9% subordinated notes payable (the "Notes"), and redeemed $225,000 of the Notes. The remaining principal amount outstanding of $1,575,000 was restructured as follows:


         Each $25,000 principal amount of Notes was exchanged for: (i) $8,334 paid in August and September 1995 (the "First Payment"); and (ii) a 9% $8,333 Series A Note (the "Series a Notes") due August 6, 1996, and a 9% $8,333 Series B Note (the "Series B Notes") due July 6, 2000. Each Series B Note is convertible into common stock 13 months after issuance at a conversion price equal to 70% of the Initial Public Offering price of the common stock sold, with piggy-back registration rights for the shares underlying each Series B Note. Each Series B
         Note is redeemable with 30 days prior written notice at any time after the closing bid price of the common stock is 150% of the conversion price for the 10 consecutive trading days ending within 15 days of the date of notice of redemption.

         The extraordinary gain, $89,710 net of the write-off of the remaining debt issuance cost of $72,114, has been recorded in the accompanying consolidated statement of operations for the three month period ended September 30, 1995 relating to the early extinguishment of debt associated with the above mentioned restructuring.

         In fiscal 1997, the Company offered an extension agreement to the Series A note holders, providing for a one year extension of the maturity date, in exchange for an increase in the interest rate from 9% to 15% and one warrant for every dollar of indebtedness. The warrants provide for exercise prices ranging between $2.50-$3.00 and expire on August 6, 2001. Note holders aggregating $303,749 accepted the terms of the extension and the remaining $221,243 of $524,992 were paid in cash.

         On October 10, 1996, the Company executed a letter of intent with an investment banking firm to raise additional capital through a private placement to be sold on a "best efforts" basis. The terms of the placement were subsequently restructured to offer accredited investors up to $4,000,000 of 3-year convertible notes ("Notes"). The Notes earn interest at an annual rate of 9% and are convertible at a price equal to 70% of the average closing bid price for the ten consecutive trading days immediately preceding the first closing. The first closing will take place upon the placement agent's receipt of subscriptions for $1,500,000 in Notes.

5. Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

         The Company is required to adopt in fiscal 1997 Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires, among other things, that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's management has assessed the impact of the implementation of SFAS No. 121 and has determined that it has no material impact on the Company's financial statements.

6.       Accounting for stock-based compensation

         In October 1996, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal year 1997. The Company has chosen not to implement the fair value accounting method for employee stock options, but has elected to disclose, commencing with the fiscal 1997 Annual Report, the pro forma net income and earnings per share as if such method had been used to account for stock- based compensation costs as described in Statement No. 123.

7.       Acquisition of assets

         On September 5, 1996, the Company acquired a restaurant location on 86th Street in New York City. Of the $388,000 purchase price, $308,000 was paid in cash for the acquisition of the lease certain furniture, fixtures and equipment. The remaining purchase price represents the assumption of food credits.

                             SAFE HARBOR STATEMENT

         Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with potential acquisitions, successful implementation of the Company's cost containment plan and new operating strategy, immediate need for additional capital, competition, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the fiscal year 1996, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein.

                        MANAGEMENT DISCUSSION & ANALYSIS

         The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

         Through the quarter ending September 29, 1996, the Company has modified its strategy of expansion to focus on existing profitable restaurants, implement cost cutting measures and continue the development of new restaurants. Through fiscal year 1996 and the first quarter of fiscal year 1997, the Company's expansion plans have resulted in an increase in net restaurant sales of 44.7% to $2,568,529 for the quarter year ended September 29, 1996 from $1,775,389 for the same period ended September 30, 1995. The increase in net restaurant sales resulted from the increase in the number of restaurants operating during the period. For quarter year ended September 29, 1996, the Company decreased its losses as a percentage of sales to 30.7% from 43.8% for the quarter year ended September 30, 1995. As described below, the Company's variable costs have remained relatively constant as a percentage of net sales. General and administrative costs have decreased as a percentage of net sales from 37.0% from the quarter ended September 30, 1995 to 28.2% for the quarter ended September 29, 1996 but increased slightly to $723,604 for the quarter ended September 29, 1996 from $656,060 for the same period ended September 30, 1995. Management believes that the implementation of its modified strategic expansion and cost reduction plan will, with the consummation of the current $4,000,000 debt offering, return the Company to profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of goals outlined in the strategic plan or consummation of the aforementioned financing. The Company continues to support the investment in its infrastructure necessary to further the Company's expansion. See further explanation below.


OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 29, 1996 AS COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1995

         Gross restaurant sales increased 42.5% to $2,679,539 for the quarter ended September 29, 1996 from $1,879,905 for the quarter ended September 30, 1995. Likewise, net restaurant sales increased 44.7% to $2,568,529 in 1996 from $1,775,389 in 1995. The increase in restaurant sales resulted from an increase in the number of restaurants operating during the period and declining promotional sales as a percentage of gross sales. Seven restaurants were operating during the quarter ended September 29, 1996 as compared to five during the quarter ended September 30, 1995. For the four restaurants operating for both periods, same store sales declined 14.8%. Over 50% of this decline is directly related to the opening of a new unit in June 1995. New units typically generate higher sales volumes during the first few months of operation. As new units attain maturity and existing mature units generate steady sales volumes, the effect of new unit openings will have less of an impact on the Company's same store sales as a whole. Management believes that same store sales across the industry continues to decline as documented in industry trade journals.

         Promotional sales declined as a percentage of gross sales from 5.6% for the quarter ended September 30, 1995 to 4.1% for the quarter ended September 29, 1996. This decline is attributed to the unusually high promotional costs in the quarter ended September 30, 1995 resulting from the opening of the Danbury location in August 1996. No new units were opened during the first quarter ended September 29, 1996. Also contributing to this decline is a concentrated focus to cut unnecessary manager and bar comps at the units.

         For the quarter year ended September 29, 1996, the Company's cost of food and beverage sales remained relatively constant as a percentage of sales. As a percentage of net sales for the quarter ended September 29, 1996 cost of sales were 32.1% as compared to 32.2% for the quarter ended September 30, 1995. The cost of food and beverage sales increased from $571,524 for the quarter ended September 30, 1995 to $825,601 for the quarter ended September 29, 1996. The Company has maintained this cost of sales rate despite higher food costs for items such as beef, poultry and fish. The Company has attempted to diminish the effect of these increased prices through changes to the Company's menu, centralized purchasing and low food cost specials.

         Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, increased to $949,439 for the quarter ended September 29, 1996 as compared to $701,387 for the quarter ended September 30, 1995. As a percentage of restaurant sales, these costs decreased to 37.0% in 1996 as compared to 39.5% in 1995. This decrease is attributed to the slightly higher costs reflected in 1995 as a result of the opening of Danbury in August 1995. Management also attributes this decrease to a reduction in restaurant managers and more formalized training programs.

         Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, increased to $622,681 for the quarter year ended September 29, 1996 from $554,423 for the quarter ended September 30, 1995. As a percentage of net restaurant sales, these costs decreased to 24.2% in the quarter ended September 29, 1996 from 31.2% in the quarter ended September 30, 1995. Rent expense recorded in the quarter ended September 30, 1995 was high due to rent which was paid in July and August, prior to the August 30, 1995 opening of the new unit. Other expenses such as supplies and utilities caused the occupancy and other related expenses to be higher in the quarter ended September 30, 1995. These costs moderated in the quarter ended September 29, 1996 as a result of no new restaurants opening during this period.

         Depreciation and amortization expenses, including the amortization of pre-opening store expenses, increased to $204,472 or 8.0% of net restaurant sales for the quarter year ended September 29, 1996 from $123,207 or 6.9% for the quarter year ended September 30, 1995. This increase is attributed to the higher amortization expense recognized during the quarter ended September 30, 1995 on preopening costs resulting from the timing of restaurant openings.

         General and administrative expenses decreased as a percentage of sales from 37.0% in the quarter year ended September 30, 1995 to 28.2% for the quarter year ended September 29, 1996. This decrease is the result of additional operating units and related increased sales. As additional units are opened, the corporate overhead costs are more fully absorbed into the operations of the units. General and administrative expenses increased from $656,060 for the quarter ended September 30, 1995 to $723,604 for the quarter ended September 29, 1996. The increase is primarily attributed to additions to corporate level management put in place to facilitate the Company's expansion plan. Additionally, increased costs of other general and administrative expenses relating to the growth of the Company contributed to the overall increase in general and administrative expenses. General and administrative expenses on the restaurant level have decreased from 7.7% of net restaurant sales for the quarter ended September 30, 1995 to 6.1% for the same quarter ended September 29, 1996. This decrease in restaurant general and administrative expenses is attributed to management's focus on reducing controllable costs at the units. The Company has implemented cost reduction measures which are anticipated to further reduce general and administrative costs at both the corporate and unit levels.

         Interest expense decreased to $26,536 for the quarter ended September 29, 1996 from $32,367 for the quarter ended September 30, 1995. This decrease in interest expense is attributed to reduced debt outstanding, as a result of the Company's repayment of such debt.

         The net loss as a percentage of net sales decreased from 43.8% for the quarter year ended September 30, 1995 to 30.7% for the quarter year ended September 29, 1996. This improvement in net income is primarily due to increased sales as a result of the increase in operating units while maintaining general and administrative costs at a constant level. Management believes that the Company's overall profitability will continue to improve as the Company continues its expansion plans.

                                   LIQUIDITY

         The Company's cash position increased by $142,156 during the quarter ended September 29, 1996, principally as a result of the net proceeds received from the June 1996 private placement of preferred stock, which were recorded as cash in escrow at June 30, 1996, offset by capital expenditures associated with the development of new restaurant locations, repayment of borrowings and financing of the Company's operations.

         Net cash used in operating activities was $466,184, principally relating to the Company's net loss, increase in prepaid and other assets and decrease in accounts payable and accrued expenses, offset by depreciation and amortization expenses and increases in other current liabilities. The Company utilized $445,092 in investing activities for capital expenditures and lease acquisition costs. The Company generated $1,053,432 from financing activities, principally relating to the receipt of proceeds from the private placement of preferred stock, offset by reductions of outstanding indebtedness.

    In July 1995, the Company redeemed $225,000 of the notes and restructured the remaining principal amount outstanding of $1,575,000. This redemption was partially funded by a $50,000 note payable issued in June 1995 by the Company, with interest at 9%, and repaid in July 1995, together with 10,000 shares of common stock. Each $25,000 principal amount of Notes was exchanged as follows:
(i) $8,334 paid in August and September 1995 (the "First Payment"); and (ii) a 9% $8,333 Series A Note (the Series A Notes) due 13 months after the first payment, and a 9% $8,333 Series B Note (the Series B Notes) due five years after the first payments were issued to each Note holder with the First Payment. Each Series B Note is convertible into common stock thirteen months after issuance at a conversion price equal to $3.85 per share, with piggy-back registration rights for the shares underlying the Series B Notes. Each Series B Note is redeemable with 30 days prior written notice at any time after the closing bid price of the common stock is 150% of the conversion price for the ten consecutive trading days ending within 15 days of the date of notice of redemption.

         In August and September, the due dates of $312,000 Series A Notes were extended to August 6, 1997 in consideration of an increase in the interest rate to 15% and warrants to purchase 312,000 shares of the Company's common stock. Accrued interest was paid on the extended notes to August 6, 1996. The remaining $213,000 Series A Notes were paid with accrued interest in August, September and October 1996.

         On June 24, 1996, the Company entered into an agreement to continue its participation in a discounted meal program in exchange for $230,000 in temporary financing, of which $115,000 was received in June 1996 and the remainder was received in July 1996. On October 3, 1996 the Company received $150,000 from another dining services company in exchange for meal credits at the Company's units.

         In March 1996, the Company entered into an agreement with an investment banking firm to sell 200,000 shares of Series A preferred stock and 800,000 common stock warrants in a private placement for total consideration of $5,000,000. The preferred stock was valued at $24.50 per share and each warrant at $.125 per warrant. On June 30, 1996, the Company closed on the sale of 54,500 shares of the aforementioned Series A preferred stock and 218,000 common stock purchase warrants. The net proceeds of the offering were $1,129,082, net of commissions and expenses of $233,418. The dividend rate for the preferred shares is 7-1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year commencing November 15, 1996. The shares are convertible at any time, one year after issuance into common stock at a conversion price equal to the lesser of (i) 120% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first closing of the offering, or $4.50, whichever is lower; or
(ii) 85% of the average of the last reported sales price of the common stock for the 10 trading days immediately preceding the first anniversary of the first closing subject to certain anti-dilution adjustments. The warrants are exercisable between September 1, 1996 and August 31, 2001 at an exercise price of $7.00 per share, with piggy-back and demand rights on the common stock underlying the preferred stock and the warrants.

         The Company may consider entering into joint ventures for restaurants, whereby the Rattlesnake Southwestern Grill concept will be implemented in locations where the joint venture would provide a portion of the financing for the new facility.

         On March 31, 1996, the Company exercised its option to purchase the building housing the Fairfield facility for $425,000. This transaction was closed on August 31, 1996 and was financed by a principal stockholder through a 15% short term note due in January 1997. In addition, the investor received 50,000 warrants at an exercise price equal to the market price at the date of the grant.

         On September 5, 1996, the Company acquired a restaurant location on 86th Street in New York City for a purchase price of $308,000 cash and $80,000 in store food credits. Included in the purchase price was the lease and certain furniture, fixtures and equipment.

         On September 16, 1996, the Company announced a letter of intent had been signed for the acquisition of Hoot Owl Restaurants, Inc., a Northeastern U.S. based area franchisee of Hooters

Restaurant national chain. This letter of intent expired on October 10, 1996, but the Company is continuing its negotiations.

         On October 10, 1996, the Company executed a letter of intent with an investment banking firm to raise additional capital through a private placement to be sold on a "best efforts" basis. The terms of the private placement were restructured to offer accredited investors the opportunity to purchase up to $4,000,000, of 3-year convertible notes ("Notes"). The Notes earn interest at an annual rate of 9% and are convertible at a price equal to 70% of the average closing bid price for the ten consecutive trading days immediately preceding the first closing. The first closing will take place upon the placement agent's receipt of subscriptions for $1,500,000 in Notes.

         The Company is implementing a cost containment plan which will reduce overhead and operating expenses. The plan will include a reduction in corporate staff, a re-alignment of management staff at the restaurant level, menu redevelopment in response to increases in certain food costs and other cost containment measures designed to reduce expenses and improve operating performance.

         The Company is currently negotiating with several financing institutions to obtain equipment leasing for its existing and new facilities. The Company's management believes that the consummation of the aforementioned $4,000,000 offering and improved operating results will provide sufficient liquidity to implement the Company's modified expansion plan, fund current operations and meet debt service requirements. However, there can be no assurance such financing will be obtained or, if obtained, will be sufficient to enable the Company to maintain current levels of operations.

                                    PART II

                               OTHER INFORMATION




Item 6.  Exhibits and Reports on Forms 8-K.

         (b)   Reports on Form 8-K

During the quarter ended September 29, 1996, the Company filed no reports on Form 8-K.

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



Date:  November 18, 1996