Form 10QSB
period 1996-12-29
RATTLESNAKE HOLDING CO INC
filed 1997-03-31
CIK 935499

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                            -----------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 29, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                           Commission File No. 1-13818


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

________________________________________________________________________________
             Former name, former address and former fiscal year, if
                           changed since last report.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|                        No |_|

2,643,734 Common Shares, par value $.001 per share were outstanding as of December 29, 1996.

                                 FORM 10-QSB

                    THE RATTLESNAKE HOLDING COMPANY, INC.

                               December 29, 1996

                                     INDEX

                                                                        Page No.
                                                                        --------
      Part I - Financial Information

Consolidated Balance Sheet December 29,                                    3
      1996 (Unaudited) and June 30, 1996

Consolidated Statements of Operations                                      4
      for the three and six months ended
      December 29, 1996 and December 31,
      1995 (Unaudited)

Consolidated Statements of Cash Flows for                                  5
      the six months ended December 29,1996
      and December 31, 1995 (Unaudited)

Notes to Consolidated Financial Statements                                 6
      (Unaudited)

Management's Discussion and Analysis                                      11

Liquidity                                                                 15


      Part II - Other Information

Item 5:  Other Information                                                18

Item 6:  Exhibits and Reports on Form 8-K                                 18


Signatures                                                                19

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                    (Unaudited)
                                                                    December 29,     June 30,
                                      ASSETS                            1996           1996
                                                                    ------------   ------------
Current assets:
     Cash and cash equivalents                                      $    428,997   $    684,414
     Cash in escrow                                                            0      1,237,625
     Accounts receivable, net                                             32,624         63,659
     Inventory                                                           107,052        111,312
     Pre-opening costs                                                    39,418        107,289
     Prepaid expenses and other current assets                           100,280        140,490
                                                                    ------------   ------------
               Total current assets                                      708,371      2,344,789

Property and equipment, net                                            2,637,101      2,374,848
Intangible assets, net                                                 1,548,157      1,534,227
Other assets, net                                                        310,513        246,288
                                                                    ------------   ------------
                                                                    $  5,204,142   $  6,500,152
                                                                    ============   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of notes payable                            $    782,690   $    576,852
     Accounts payable                                                    726,904        574,889
     Accrued expenses                                                    361,011        488,204
     Other current liabilities                                           628,442        283,234
                                                                    ------------   ------------
               Total current liabilities                               2,499,047      1,923,179

Notes payable, net of current maturities                               1,222,730      1,255,723
                                                                    ------------   ------------

Stockholders' equity
     Preferred stock, $.10 par value, 5,000,000 shares authorized,
         56,500 and 54,500 issued and outstanding at December 29,
         1996 and June 30, 1996, respectively                              5,650          5,450
     Common Stock, $.001 par value - 20,000,000 shares authorized,
          2,643,734 issued and outstanding, at December 29, 1996
         and June 30, 1996                                                 2,644          2,644
     Additional paid-in capital                                       10,738,877     10,704,315
     Accumulated deficit                                              (9,264,806)    (7,391,159)
                                                                    ------------   ------------
                                                                       1,482,365      3,321,250

                                                                    $  5,204,142   $  6,500,152
                                                                    ============   ============


See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                (Unaudited)                 (Unaudited)
                                                             Three months ended           Six months ended
                                                         -------------------------   --------------------------
                                                         December 29,  December 31,  December 29,  December 31,
                                                             1996          1995          1996          1995
                                                         -----------   -----------   -----------   -----------
Restaurant sales                                         $ 2,143,801   $ 2,179,969   $ 4,823,340   $ 4,059,874
Less:  promotional sales                                     112,526       134,192       223,536       238,706
                                                         -----------   -----------   -----------   -----------
     Net restaurant sales                                  2,031,275     2,045,777     4,599,804     3,821,168

Costs and expenses:
     Cost of food and beverage sales                         651,494       651,804     1,477,201     1,223,327
     Restaurant salaries and benefits                        745,726       778,014     1,695,166     1,479,401
     Occupancy and other                                     579,971       583,630     1,202,833     1,138,053
     Depreciation and amortization expense                   195,450       155,709       399,920       278,916
                                                         -----------   -----------   -----------   -----------
          Total restaurant costs and operating expenses    2,172,641     2,169,157     4,775,120     4,119,697

General and administration                                   648,888       855,305     1,372,387     1,511,368
Restaurant closing costs                                     243,218       143,948       243,218       143,948
Interest expense, net                                         41,553        25,770        68,089        58,137
Miscellaneous expenses                                         9,972           654        14,637         4,615
                                                         -----------   -----------   -----------   -----------
               Net loss before extraordinary item         (1,084,997)   (1,149,057)   (1,873,647)   (2,016,597)

Extraordinary item:
    Gain on early extinguishment of debt                        --            --            --          89,710
                                                         -----------   -----------   -----------   -----------
Net loss                                                 $(1,084,997)  $(1,149,057)   (1,873,647)  $(1,926,887)
                                                         ===========   ===========   ===========   ===========
Per share:
    Loss before extraordinary item                       $     (0.41)  $     (0.45)        (0.71)  $     (0.79)
    Extraordinary item                                          --            --            --            0.03
                                                         -----------   -----------   -----------   -----------
    Net loss                                             $     (0.41)  $     (0.45)        (0.76)  $     (0.76)
                                                         ===========   ===========   ===========   ===========
Weighted average number of common
     and common equivalent shares
      outstanding                                          2,643,734     2,577,718     2,643,734     2,568,088
                                                         ===========   ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                           (Unaudited)
                                                                        Six months ended
                                                                   --------------------------
                                                                   December 29,  December 31,
                                                                       1996         1995
                                                                   -----------   ------------
Cash flows from operating activities:
     Net loss                                                      $(1,873,647)  $(1,926,887)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization                                430,802       296,528
          Gain on early extinguishment of debt                               0       (89,710)
          Restaurant closing costs                                     243,218       143,948
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable               31,035       (18,266)
               Decrease (increase) in inventory                          4,260       (19,152)
               Decrease (Increase) in prepaids and other assets         44,559       (85,133)
               (Increase) in pre-opening costs                               0       (44,794)
               Increase in accounts payable and accrued expenses        24,822        66,651
               Increase (decrease) in other current liabilities        276,169       (79,095)
                                                                   -----------   -----------

               Net cash used in operating activities                  (818,782)   (1,755,910)
                                                                   -----------   -----------

Cash flows from investing activities:
     Capital expenditures                                             (250,352)   (1,150,908)
     Payments for acquisitions of leaseholds                          (206,515)     (176,240)
                                                                   -----------   -----------

          Net cash used in investing activities                       (456,867)   (1,327,148)
                                                                   -----------   -----------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                       1,272,387        14,357
     Proceeds from IPO                                                       0     7,260,800
     IPO costs                                                               0      (721,020)
     Principal repayment of borrowings                                (252,155)   (1,239,040)
                                                                   -----------   -----------

          Net cash provided by financing activities                  1,020,232     5,315,097
                                                                   -----------   -----------

Net (decrease) increase in cash  and cash equivalents                 (255,417)    2,232,039

Cash and cash equivalents, beginning of period                         684,414        28,316
                                                                   -----------   -----------

Cash and cash equivalent , end of period                           $   428,997   $ 2,260,355
                                                                   ===========   ===========

Cash paid during the period for:
     Interest                                                      $    71,917   $    81,857
                                                                   ===========   ===========
     Income taxes                                                  $     4,736   $     4,615
                                                                   ===========   ===========

See accompanying notes to  consolidated financial statements.

            THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 29, 1996
                                 (Unaudited)

1.    Principles of consolidation

      The consolidated financial statements include the accounts of The Rattlesnake Holding Company, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Consolidated financial statements

      The accompanying unaudited consolidated financial statements as shown in the index were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of December 29, 1996 and June 30, 1996, and the results of operations and cash flows for the periods ended December 29, 1996 and December 31, 1995. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for fiscal year end June 30, 1996. The results of operations for the period ended December 29, 1996 are not necessarily indicative of the operating results which may be achieved for the full year.

3.    Basis of presentation

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern cannot be reasonably assured.

      The Company has incurred aggregate losses since inception of $9,264,806, inclusive of a net loss for the quarter ended December 29, 1996 of $1,084,997. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1997. Additionally, $303,749 of series C Subordinated notes payable mature in August 1997 (note 4), $425,000 short-term note payable associated with the acquisition of restaurant matures in fiscal 1997, and $500,000 of convertible notes due on September 4.

      Management of the Company is in the process of implementing a cost reduction plan to address the restaurant operating losses. Such plan includes the closing or concept conversion of unprofitable sites, a reduction in the Company's work force and other cost containment measures designed to reduce operating expenses and improve restaurant operating performance. The Company anticipates recognizing the financial results of these reductions primarily in fourth quarter ended June 29, 1997. The Company's plans to pay the $425,000 short term note payable through the sale of building and assets at the Fairfield, Connecticut facility and anticipates that the Series C subordinated notes will be refinanced the $500,000 convertible note will be converted to equity. The Company may need to additional capital to further fund operations and repay these liabilities until the Company's plan is fully implemented. There can be no assurance that the Company will be able to obtain sufficient capital to pay existing liabilities and maintain operations.

      Management believes that upon the completion of the implementation of its modified strategic and cost reduction plan, the Company's operating performance will be improved. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan, or if such plans are achieved, that the Company's operations will be profitable.

4.    Financing arrangements

      On June 29, 1995, the Company completed an initial public offering (IPO) of 1,300,000 shares of common stock and 195,000 additional shares pursuant to the exercise of the over-allotment option by the underwriter at $5.50 per share. The net proceeds of the offering, after deducting underwriter's commissions and fees of $986,700 and offering costs of $700,705 were $6,535,095 and were received on July 7, 1995. The proceeds from this offering were used for working capital, marketing and advertising, the implementation of the Company's expansion strategy and to repay subordinated debt as described below.

      In July 1995, the Company re-negotiated the terms of the $1,800,000 of 9% subordinated notes payable (the "Notes"), and redeemed $225,000 of the Notes. The remaining principal amount outstanding of $1,575,000 was restructured as follows:

      Each $25,000 principal amount of Notes was exchanged for: (i) $8,334 paid in August and September 1995 (the "First Payment"); and (ii) a 9% $8,333 Series A Note (the "Series A Notes") due August 6, 1996, and (iii) a 9% $8,333 Series B Note (the "Series B Notes") due July 6, 2000. Each Series B Note is convertible into common stock 13 months after issuance at a conversion price equal to 70% of the IPO price of the common stock sold, with piggy-back registration rights for the shares underlying each Series B Note. Each Series B Note is redeemable with 30 days prior written notice at any time after the closing that the bid price of the common stock is 150% of the conversion price for the 10 consecutive trading days ending within 15 days of the date of notice of redemption.

      An extraordinary gain of $89,710, net of the write-off of the remaining debt issuance cost of $72,114, has been recorded in the accompanying consolidated statement of operations for the six month period ended December 31, 1995 relating to the early extinguishment of debt associated with the above mentioned restructuring.

      In fiscal 1997, the Company offered to convert the Series A Notes to Series C Notes, which provided for a one year extension of the maturity date, in exchange for an increase in the interest rate from 9% to 15% and one warrant for every dollar of indebtedness. The warrants provide for exercise prices ranging between $2.50 - $3.00 and expire on August 6, 2001. Note holders aggregating $303,749 accepted the terms of the conversion and the remaining $221,243 of $524,992 were paid in cash.

      In March 1996, the Company entered into an agreement with an investment banking firm to sell 200,000 shares of Series A preferred stock and 800,000 common stock warrants in a private placement for a total consideration of $5,000,000. The preferred stock was valued at $24.50 per share and each warrant at $.125 per warrant. The warrants are exercisable at a price of $7.00 per share and expire on August 31, 2001. On June 30, 1996, the Company closed on the sale of 54,500 shares of the aforementioned Series A preferred stock and 218,000 common stock purchase warrants. The underwriter received warrants to purchase 24,760 shares of common stock at $3.75 per share which expire on June 30, 2001. The net proceeds of the offering were $1,113,844, net of commissions and expenses of $248,656. The offering period expired on June 30, 1996.

      On October 10, 1996, the Company executed a letter of intent with an investment banking firm to raise additional capital through a private placement to be sold on a "best efforts" basis. No funds were raised through arrangement.

      On March 4, 1997, the Company entered into a private financing arrangement with two individuals to provide $500,000 of convertible subordinated secured debt. The Notes are for a term of six months at an interest rate of 18%. The principal amount of the Notes may be converted into the Company's common stock at a conversion price of $0.75 per share anytime before the repayment of principal. The Notes are fully subordinated to all "senior indebtedness" of the Company and are secured by all the issued and outstanding shares of the Company's wholly owned subsidiaries: Rattlesnake Ventures,

Inc., Rattlesnake-Danbury, Inc., Rattlesnake-Flemington, Inc. and
Rattlesnake-Lynbrook, Inc.

5.    Restaurant closing costs

      On December 31, 1995, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill restaurant located in Hamden, Connecticut. The facility was closed January 7, 1996. A majority of the fixed assets at this facility have been removed to be utilized at existing or new facilities. All remaining fixed assets and leasehold improvements have been abandoned. A loss of $143,948 was recorded at December 31, 1995. An additional loss of $5,485 was recorded in January 1996 for inventory items which were spoiled or lost after the actual closing. This additional loss was reflected in Cost of food and beverage sales on the Consolidated Statements of Operations in January 1996.

      On January 4, 1997, the Company ceased operations at the Rattlesnake Southwestern Grill restaurant located in Fairfield, Connecticut. Contracts are currently being drawn for the sale of this facility. Under the current terms of the sale, the Company does not anticipate recovery of $162,662 in fixed assets and $80,091 of intangible assets. These assets were written off and recorded as Restaurant closing costs as of December 29, 1996.

6. Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

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

7.    Accounting for stock-based compensation

      In October 1996, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in fiscal year 1997. The Company has chosen not to implement the fair value accounting method for employee stock options, but has elected to disclose, commencing with the fiscal 1997 Annual report, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation costs as described in Statement No. 123.

8.    Restaurant acquisition

      On September 5, 1996, the Company acquired a restaurant location on 86th Street in New York City. Of the $388,000 purchase price, $308,000 was paid in cash for the acquisition of the lease and certain furniture, fixtures and equipment. The remaining purchase price represents the assumption of food credits.


9.    Dividends in arrears

      The Company's preferred stock bears a dividend rate of 7-1/2% per annum. These dividends are payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. At December 29, 1996 there are $51,909 dividends in arrears.

                      MANAGEMENT DISCUSSION and ANALYSIS

      The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

      The Company has modified its expansion strategy to facilitate a more rapid return to profitability. This new strategy incorporates a sharpened focus on existing profitable restaurants, the elimination or conversion of unprofitable restaurants and the implementation of aggressive cost cutting measures designed to reduce operating expenses and improve restaurant operating performance. Management believes that the implementation of its modified strategic expansion and cost reduction plan will return the Company to profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan, or if such plans are achieved that the Company's operations will be profitable.

      The Company operated seven restaurants for the full six months ended December 29, 1996 as compared to five for the full six months ended December 31, 1995. This increase in the number of operating restaurants resulted in an increase in total net sales of 20.4% to $4,599,804 for the 6 month period ended December 29, 1996 from $3,821,168 for the same period ended December 31, 1995. This increase is offset by a reduction in same store net sales of 14.5% to $2,151,271 for the 6 month the period ended December 29, 1996 from $2,516,319 for the 6 month the period ended December 31, 1995. The decrease in same store sale resulted from a number of factors, including the maturity of restaurants which were newly opened in the six month period ended December 31, 1995. Newly opened restaurants generally experience higher than normal sales levels in the first 90 to 120 days of operations. Despite the decrease in same store sales, the Company was able to reduce its losses for the three and six months ended December 29, 1996 as compared to the same periods ended December 31, 1995. Net losses decreased 5.6% from $1,149,057 for the three months ended December 31, 1995 to $1,084,997 for the same period ended December 29, 1996. For the 6 month period ended December 29, 1996, losses as a percentage of sales decreased to 40.7% or $1,873,647 from 50.4% or $1,926,887 of for the comparable six month period ended December 31, 1995. This overall reduction in losses for the three and six months ended December 29, 1996 is the result of a decrease in general and administrative expenses, a decrease in restaurant salaries and benefits, offset by additional costs incurred as a result of the closure of the Fairfield, Connecticut restaurant and increased depreciation and amortization expenses resulting from the opening of an additional restaurant. These fluctuations of expenses are more fully detailed below.

Operating Results for the Three and Six Months Ended December 29, 1996 as Compared with December 31, 1995

     Gross restaurant sales increased 18.8% to $4,823,340 for the six month period ended December 29, 1996 from $4,059,874 for the six month period ended December 31, 1995 and decreased 1.7% to $2,143,801 from $2,179,969 for the three months ended December 29, 1996 as compared to the three months ended December 31, 1995. Likewise net sales increased 20.4% to $4,599,804 for the six month period ended December 29, 1996 from $3,821,168 for the six month period ended December 31, 1995 and decreased .7% to $2,031,275 from $2,045,777 for the three month ended December 29, 1996 as compared to the three months ended December 31, 1995. The increase in sales for the six month period resulted from an increase in the number of restaurants operating during the period. The nominal decrease in sales for the comparable three month period is attributed primarily to the maturity of the Danbury and White Plains restaurants. New units typically generate higher sales volumes during the first few months of operation. As new units attain maturity, sales volume tends to level off at a more sustainable level.

      Promotional sales declined as a percentage of gross sales from 6.2% for the quarter ended December 31, 1995 to 5.2% for the same quarter ended December 29, 1996. This decline is attributed to the unusually high costs experienced in the first two quarters of fiscal year 1996, resulting from the opening of the Danbury and Flemington locations, offset by the higher costs associated with the June 1996 opening of the Lynbrook location. This decrease is also evident in the comparable six month periods ended December 29, 1996 and December 31, 1995. Promotional sales decreased from 5.9% of gross sales for the six months ended December 31, 1995 to 4.6% for the same period ended December 29, 1996.

      Food and beverage costs increased slightly as a percentage of net restaurant sales to 32.1% for the six months ended December 29, 1996 as compared to 32.0% for the six months ended December 31, 1995. For the three months ended December 29, 1996, food and beverage costs increased as a percentage of restaurant sales to 32.1% from 31.9% for the same three months ended December 31, 1995. The increase in the three and six months ended December 29, 1996 is the result of higher food costs, offset by menu changes and specials to offset these higher food costs.

      Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased as a percentage of sales to 36.7% for the three months and 36.9% for the six months ended December 29, 1996 as compared to 38.0% and 38.7% for the three and six months ended December 31, 1995, respectively. This decrease reflects more normal operating levels of mature stores. As is traditional with the opening of new restaurant sites, the start up period of 90 to 120 days reflects salary ratios at higher than normal operating levels. The Company believes that restaurant salaries and fringe benefit costs will moderate further as a result of management efforts to control costs.

      Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, as a percentage of sales increased slightly to 28.6% for the three months ended December 29, 1996 from 28.5% for the three months ended December 31, 1995. These expenses decreased to 26.1% for the six months ended December 29, 1996 from 29.8% for the six months ended December 31, 1995. This decrease reflects the reduction in these expenses as these restaurants achieve maturity and management's continued effort to reduce these costs. Occupancy and related expenses generally fluctuate as a result of needed maintenance which may occur in any period.

      Depreciation and amortization expenses, including the amortization of pre-opening store expenses, increased as a percentage of restaurant sales to 9.6% and 8.7% for the three and six months ended December 29, 1996 from 7.6% and 7.3% for the three and six months ended December 31, 1995. These expenses increased to $195,450 and $399,922 in the three and six months ended December 29, 1996 from $155,709 and $278,916 for the three and six months ended December 31, 1995. This increase continues to be primarily attributable to the opening of a new restaurant (Lynbrook), the expansion of the point-of-sale computer system and other capital expenditures.

      General and administrative expenses decreased to $648,887 for the three months ended December 29, 1996 from $885,305 for the three months ended December 31, 1995, this represents a 24.1% decrease in general and administrative expenses for the comparable three month periods. As a percentage of net sales, general and administrative expenses decreased to 31.9% for the three months ended December 29, 1996 from 41.8% for the three months ended December 31, 1995. For the six month period ended December 29, 1996, general and administrative expenses decreased to $1,372,384 from $1,511,368 for the same period ended December 31, 1995. As a percentage of net restaurant sales, general and administrative expenses decreased for this six month period to 29.8% in 1996, as compared to 39.6% in 1995. These reductions in general and administrative expenses reflect directly the revised corporate strategy to focus on restaurants with profitable operations and to cut costs in an attempt to achieve profitability. These decreases are offset by the costs incurred for the maintenance of the newly acquired 86th Street location which has not been opened.

      Interest expense increased to $41,553 for the three months ended December 29, 1996 from $25,770 for the three months ended December 31, 1995 and to $68,089 from $58,137 for the six months ended December 29, 1996 and December 31, 1995, respectively. The increase in interest expense is attributable to the exchange of Series A Notes which earned interest at a rate of 9% for Series C Notes which earned interest at 15%. Also contributing to this increase in interest expense is the addition of a $425,000 short-term note incurred for the purchase of the Fairfield building.

      Despite the restaurant closing costs recorded as of December 29, 1996 for the anticipated loss on the sale of the Company's Fairfield, Connecticut facility, the Company was still able to reduce its total losses during the period ended December 29, 1996 as compared to December 31, 1995. The net loss decreased from $1,149,057 in the three months ended December 31, 1995 to $1,084,997 for the three months ended December 29, 1996. The net loss, before an extraordinary item relating to the gain on early extinguishment of debt, for the six months ended December 31, 1995 as compared to the same period for 1996 decreased from $2,016,597 to $1,873,647, respectively. The decreased net loss is attributable to a variety of factors including decreased restaurant operating losses and lower general and administrative expenses.

                                  LIQUIDITY

      The Company's cash position decreased by $255,417 during the six months ended December 29, 1996, principally as a result of cash used in operating activities of $818,782 and cash used in investing activities of $456,867, offset by cash generated from financing activities of $1,020,232.

      Net cash used in operating activities consisted primarily of the $1,873,647 net loss for the six months ended December 29, 1996 offset by depreciation and amortization of $430,802, an increase in other current liabilities of $276,169, restaurant closing costs of $243,218, a decrease in prepaids of $44,559 and an increase in accounts payable of $24,822.

      The Company utilized $456,867 for investing activities, principally for capital expenditures and lease acquisition costs for the purchase of the New York City location.

      The Company generated $1,020,232 in cash from financing activities during the six months ended December 29, 1996, principally through the proceeds from the issuance of preferred stock, offset by $252,155 repayment of borrowings.

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

      The Company utilized the proceeds from its June 1995 initial public offering of common stock to pay approximately $750,000 of the restricted 9% subordinated notes, $650,000 other notes outstanding principally payable to related parties, $200,000 relating to the acquisition of the White Plains, New York facility, $600,000 relating to the acquisition of the Danbury, Connecticut facility, $750,000 relating to the acquisition of the Flemington, New Jersey facility, $150,000 relating to the liquor license acquired for the Flemington location, $400,000 in other capital expenditures for existing facilities, $2,000,000 in Corporate Overhead and $500,000 in operating losses.

      In July 1995, the Company redeemed $225,000 of the $1,800,000 subordinated notes and restructured the remaining principle amount outstanding of $1,575,000. This redemption was partially funded by a $50,000 note payable issued in June 1995 by the Company, with interest at 9%, and repaid in July 1995, together with 10,000 shares of common stock. Each $25,000 principal amount of Notes was exchanged as follows: (i) $8,334 paid in August and September 1995 (the "First Payment"); and (ii) a 9% $8,333 Series A Note (the Series A Notes) due 13 months after the first payment, and (iii) a 9% $8,333 Series B Note (the Series B Notes) due five years after the first payment were issued to each Noteholder with the First Payment. Each Series B Note is convertible into common stock thirteen months after issuance at a conversion price equal to $3.85 per share, with piggy-back registration rights for the shares underlying the Series B Notes. Each Series B Note is redeemable with 30 days prior written notice at any time after the closing bid price of the common stock is 150% of the conversion price for the ten consecutive trading days ending within 15 days of the date of notice of redemption.

      In fiscal 1997, the Company offered to convert the Series A Note to a Series C Note, which provided for a one year extension of the maturity date, in exchange for an increase in the interest rate from 9% to 15% and one warrant for every dollar of indebtedness. The warrants provide for exercise prices ranging between $2.50 - $3.00 and expire on August 6, 2001. Note holders aggregating $303,749 accepted the terms of the extension and the remaining $221,243 of $524,992 were paid in cash.

      On June 24, 1996, the Company entered into an agreement to continue its participation in a discounted meal program in exchange for $230,000 in temporary financing, of which $115,000 was received in June 1996 and the remainder was received in July 1996. On October 3, 1996 the Company received $150,000 from another dining services company in exchange for meal credits at the Company's restaurants.

      In March 1996, the Company entered into an agreement with an investment banking firm to sell 200,000 shares of Series A preferred stock and 800,000 common stock warrants in a private placement for total consideration of $5,000,000. The preferred stock was valued at $24.50 per share and each warrant at $0.125 per warrant. On June 30, 1996, the Company closed on the sale of 54,500 shares of the aforementioned Series A preferred stock and 218,000 common stock purchase warrants. The net proceeds of the offering were $1,113,844, net of commissions and expenses of $248,656. The dividend rate for the preferred shares is 7-1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year commencing November 15, 1996. The shares are convertible at any time, one year after issuance into common stock at a conversion price equal to the lesser of (i) 120% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first closing of the offering, or $4.50, whichever is lower; or (ii) 85% of the average of the last reported sales price of the common stock for the 10 trading days immediately preceding the first anniversary of the first closing subject to certain anti-dilution adjustments. The warrants are exercisable between September 1, 1996 and August 31, 2001 at an exercise price of $7.00 per share, with piggy-back and demand rights on the common stock underlying the preferred stock and the warrants.

      On March 31, 1996, the Company exercised its option to purchase the building housing the Fairfield facility for $425,000. This transaction was closed on August 31, 1996 and was financed by an outside investor through a 15% short term note agreement. In addition the investor received 50,000 warrants at an exercise price equal to the market price at the date of the grant.

      On September 5, 1996, the Company acquired a restaurant location on 86th Street in New York City for a purchase price of $308,000 cash and $80,000 in store food credits. Included in the purchase price was the lease and certain furniture, fixtures and equipment.

      On October 10, 1996, the Company executed a letter of intent with an investment banking firm to raise additional capital through a private placement to be sold on a "best efforts" basis. No funds were raised through this arrangement.

      On March 4, 1997 the Company entered into a private financing arrangement with two individuals to provide $500,000 of convertible subordinated secured debt. The Note is for a term of six months at an interest rate of 18%. The principal amount of the Note may be converted into the Company's common stock at a conversion price of $.75 per share any time before repayment of principal. The Notes are secured by all of the issued and outstanding shares of the Company's wholly owned subsidiaries Rattlesnake Ventures, Inc., Rattlesnake-Danbury, Inc., Rattlesnake-Lynbrook, Inc., and Rattlesnake-Flemington, Inc.

      The Company has incurred aggregate losses since inception of $9,264,806, inclusive of a net loss for the quarter ended December 29, 1996 of $1,084,997. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1997. Additionally, $303,749 of series C Subordinated notes payable mature in August 1997 (note 4), $425,000 short-term note payable associated with the acquisition of restaurant matures in fiscal 1997, and $500,000 of convertible notes due on September 4.

      Management of the Company is in the process of implementing a cost reduction plan to address the restaurant operating losses. Such plan includes the closing or concept conversion of unprofitable sites, a reduction in the Company's work force and other cost containment measures designed to reduce operating expenses and improve restaurant operating performance. The Company anticipates recognizing the financial results of these reductions primarily in fourth quarter ended June 29, 1997. The Company's plans to pay the $425,000 short term note payable through the sale of building and assets at the Fairfield, Connecticut facility and anticipates that the Series C subordinated notes will be refinanced the $500,000 convertible note will be converted to equity. The Company may need to additional capital to further fund operations and repay these liabilities until the Company's plan is fully implemented. There can be no assurance that the Company will be able to obtain sufficient capital to pay existing liabilities and maintain operations.

      Management believes that upon the completion of the implementation of its modified strategic and cost reduction plan, the Company's operating performance will be improved. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan, or if such plans are achieved, that the Company's operations will be profitable.

                                   PART II

                              OTHER INFORMATION

Item 5.     Other Information

     In connection with the implementation of the Company's modified expansion and cost reduction plan, the Company closed two of its restaurant facilities. The Fairfield, Connecticut facility was closed on January 4, 1997 and the White Plains, New York facility was closed March 1, 1997. The Company is currently negotiating the sale of the assets and ground lease of the Fairfield, Connecticut facility. The Company is investigating the conversion of the White Plains, New York location to another concept which would better fit the demographics of the area. While considering offers for the sale of the existing lease of the White Plains facility, the Company is exploring the feasibility of financing the conversion through a joint venture. The Company is also considering the closure and conversion or sale of another restaurant facility in an attempt to increase the Company's overall operating performance. On September 5, 1996, the Company acquired the assets and leasehold interest of a restaurant facility located in New York City. The Company is investigating what concept would generate the highest profitability at this location while considering outside offers to purchase the lease and assets at this location. The Company is investigating the possibility of financing the build-out of this location through a joint venture interest.

     In March 1997, the Company sold $500,000 in principal amount of 18% promissory notes convertible into shares of the Company's common stock at $0.75 per share. The notes are secured by all of the issued and outstanding shares of the Company's wholly owned operating subsidiaries: Rattlesnake Ventures, Inc., Rattlesnake Danbury, Inc., Rattlesnake Lynbrook, Inc. and Rattlesnake Flemington, Inc. In connection with the loan, the principal of one of the purchasers of the notes, Jay Botchman, became a member of the Company's Board of Directors. The Company is obligated to nominate and use its best efforts to cause to be elected to the company's Board of Directors for a period of three years a designee of one of the purchasers of the notes.

Item 6.     Exhibits and Reports on Forms 8-K.

      (b)   Reports on Form 8-K

During the quarter ended December 31, 1995, the Company filed no reports on Form 8-K.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        THE RATTLESNAKE HOLDING COMPANY, INC.
                        (Registrant)



                        By:   /s/William J. Opper
                              ------------------------------------
                              William J. Opper
                              Chairman of the Board

                        By:  /s/David C. Sederholt
                              ------------------------------------
                              David C. Sederholt
                              Chief Financial Officer


Date:  March 27, 1997