Form 10QSB
period 1997-03-30
RATTLESNAKE HOLDING CO INC
filed 1997-05-15
CIK 935499

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------    ----------------

                           Commission File No. 1-13818


                      THE RATTLESNAKE HOLDING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                                06-1369616
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


3 Stamford Landing, Suite 130, Stamford, CT                       06902
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

2,650,227 Common Shares, par value $.001 per share were outstanding as of May 14, 1997.

                                   FORM 10-QSB


                      THE RATTLESNAKE HOLDING COMPANY, INC.


                                 MARCH 30, 1997


                                      INDEX

                                                                            Page No.
                                                                            --------
         Part I - Financial Information

Consolidated Balance Sheet March 30,                                           3
         1997 (Unaudited) and June 30, 1996

Consolidated Statements of Operations                                          4
         for the three and nine months ended
         March 30, 1997 and March 31,
         1996 (Unaudited)

Consolidated Statements of Cash Flows for                                      5
         the nine months ended March 30,1997
         and March 31, 1996 (Unaudited)

Notes to Consolidated Financial Statements                                     6
         (Unaudited)

Management's Discussion and Analysis                                          12

Liquidity                                                                     17


         Part II - Other Information

Item 5:  Other Information                                                    21

Item 6:  Exhibits and Reports on Form 8-K                                     21


Signatures                                                                    22

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                        (UNAUDITED)
                                                                          MARCH 30,           JUNE 30,
                                         ASSETS                              1997                1996
                                                                         ------------        ------------
Current assets:
     Cash and cash equivalents                                           $    418,239        $    684,414
     Cash in Escrow                                                                 0           1,237,625
     Accounts receivable, net                                                  11,992              63,659
     Inventory                                                                 83,921             111,312
     Pre-opening costs                                                         15,767             107,289
     Prepaid expenses and other current assets                                 91,339             140,490
                                                                         ------------        ------------
               Total current assets                                           621,258           2,344,789

Property and equipment, net                                                 2,368,549           2,374,848
Intangible assets, net                                                      1,499,878           1,534,227
Other assets, net                                                             252,387             246,288
                                                                         ------------        ------------

                                                                         $  4,742,072        $  6,500,152
                                                                         ============        ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of notes payable                                 $  1,230,838        $    576,852
     Accounts payable                                                         572,429             574,889
     Accrued expenses                                                         379,653             488,204
     Other current liabilities                                                514,977             283,234
                                                                         ------------        ------------
               Total current liabilities                                    2,697,897           1,923,179

Notes payable, net of current maturities                                    1,265,724           1,255,723
                                                                         ------------        ------------


Stockholders' equity
     Preferred stock, $.10 par value, 5,000,000 shares
         authorized, 56,500 and 54,500 issued and outstanding,
        at March 30, 1997 and June 30, 1996, respectively                       5,650               5,450
     Common Stock, $.001 par value - 20,000,000 shares authorized,
          2,643,734 issued and outstanding at March 30, 1997 and
         June 30, 1996                                                          2,644               2,644
     Additional paid-in capital                                            10,738,877          10,704,315
     Accumulated deficit                                                   (9,968,720)         (7,391,159)
                                                                         ------------        ------------
                                                                              778,451           3,321,250

                                                                         $  4,742,072        $  6,500,152
                                                                         ============        ============

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       (UNAUDITED)                            (UNAUDITED)
                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              ------------------------------        ------------------------------

                                                                MARCH 30,         MARCH 31,          MARCH 30,          MARCH 31,
                                                                  1997               1996              1997               1996
                                                              -----------        -----------        -----------        -----------
Restaurant sales                                              $ 1,919,641        $ 2,372,121        $ 6,742,981        $ 6,431,995
Less:  promotional sales                                          119,548            165,974            343,084            404,680
                                                              -----------        -----------        -----------        -----------
     Net restaurant sales                                       1,800,093          2,206,147          6,399,897          6,027,315

Costs and expenses:
     Cost of food and beverage sales                              544,790            670,590          2,021,991          1,893,917
     Restaurant salaries and benefits                             603,029            798,574          2,298,194          2,277,975
     Occupancy and other                                          493,412            514,660          1,696,245          1,652,713
     Depreciation and amortization expense                        168,078            145,662            567,999            424,578
                                                              -----------        -----------        -----------        -----------

          Total restaurant costs and operating expenses         1,809,309          2,129,486          6,584,429          6,249,183

General and administration                                        476,644            679,132          1,849,031          2,190,500
Restaurant closing costs                                          149,547                  0            392,765            143,948
Interest expense, net                                              42,564             20,308            110,653             78,445
Miscellaneous expenses                                             25,943              7,635             40,580             12,250
                                                              -----------        -----------        -----------        -----------

          Net loss before extraordinary item                     (703,914)          (630,414)        (2,577,561)        (2,647,011)

Extraordinary item:
    Gain on early extinguishment of debt                               --                 --                 --             89,710
                                                              -----------        -----------        -----------        -----------

Net loss                                                      $  (703,914)       $  (630,414)        (2,577,561)       $(2,557,301)
                                                              ===========        ===========        ===========        ===========

Per share:
    Loss before extraordinary item                            $     (0.27)       $     (0.24)             (0.97)       $     (1.02)
    Extraordinary item                                                 --                 --                 --               0.03
                                                              -----------        -----------        -----------        -----------
    Net loss                                                  $     (0.27)       $     (0.24)             (0.97)       $     (0.99)
                                                              ===========        ===========        ===========        ===========

Weighted average number of common
     and common equivalent shares
     outstanding                                                2,643,734          2,643,734          2,643,734          2,593,212
                                                              ===========        ===========        ===========        ===========


See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            UNAUDITED
                                                                                       NINE MONTHS ENDED
                                                                                  ------------------------------
                                                                                   MARCH 30,           MARCH 31,
                                                                                     1997                1996
                                                                                  -----------        -----------
Cash flows from operating activities:
     Net loss                                                                     $(2,577,561)       $(2,557,301)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization                                               616,767            453,615
          Gain on early extinguishment of debt                                              0            (89,710)
          Restaurant closing costs                                                    392,765            143,948
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable                              48,178            (23,981)
               Decrease (increase) in inventory                                        23,391               (882)
               Decrease (increase) in prepaids and other assets                        55,642           (174,177)
               (Increase) in pre-opening costs                                              0            (44,794)
               (Decrease) increase in accounts payable and accrued expenses          (108,446)          (113,615)
               Increase (decrease) in other current liabilities                       218,688           (110,071)
                                                                                  -----------        -----------

               Net cash used in operating activities                               (1,330,576)        (2,289,738)
                                                                                  -----------        -----------

Cash flows from investing activities:
     Capital expenditures                                                            (240,458)        (1,268,229)
     Payments for acquisitions of leaseholds                                         (206,515)          (180,115)
                                                                                  -----------        -----------

          Net cash used in investing activities                                      (446,973)        (1,448,344)
                                                                                  -----------        -----------

Cash flows from financing activities:
     Proceeds from issuance of convertible debt                                       500,000                  0
     Proceeds from issuance of preferred stock                                      1,272,387                  0
     Proceeds from issuance of common stock                                                 0             14,357
     Proceeds from IPO                                                                      0          7,260,800
     IPO costs                                                                              0           (721,020)
     Principal repayment of borrowings                                               (261,013)        (1,271,255)
                                                                                  -----------        -----------

          Net cash provided by financing activities                                 1,511,374          5,282,882
                                                                                  -----------        -----------

Net (decrease) increase in cash  and cash equivalents                                (266,175)         1,544,800

Cash and cash equivalents, beginning of period                                        684,414             28,316
                                                                                  -----------        -----------

Cash and cash equivalent , end of period                                          $   418,239        $ 1,573,116
                                                                                  ===========        ===========

Cash paid during the period for:
     Interest                                                                     $    62,359        $   106,237
                                                                                  ===========        ===========
     Income taxes                                                                 $    31,963        $    12,250
                                                                                  ===========        ===========

See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1997
                                   (UNAUDITED)


1.       Principles of consolidation

         The consolidated financial statements include the accounts of The Rattlesnake Holding Company, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       Consolidated financial statements

         The accompanying unaudited consolidated financial statements as shown in the index were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 30, 1997 and June 30, 1996, and the results of operations and cash flows for the periods ended March 30, 1997 and March 31, 1996. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for fiscal year end June 30, 1996. The results of operations for the period ended March 30, 1997 are not necessarily indicative of the operating results which may be achieved for the full year.

3.       Basis of presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern cannot be reasonably assured.

         The Company has incurred aggregate losses since inception of $9,968,720, inclusive of a net loss for the quarter ended March 30, 1997 of $703,914. Based upon interim financial information prepared by management, the Company has continued to incur losses in the fourth quarter of fiscal 1997. Additionally, $303,749 of series C Subordinated notes payable mature in August 1997, a $425,000 short-term note payable associated with the acquisition of restaurant matures in fiscal 1997 and $500,000 of convertible debt due September 4, 1997.

         Management of the Company is continuing its implementation of its cost reduction plan, which addresses the restaurant operating losses. Such plan includes the closing and sale of the facilities located in Fairfield CT and New York City, the sale or concept conversion of the White Plains and Yorktown Heights, New York locations, a reduction in the Company's work force and other cost containment measures designed to reduce operating expenses and improve restaurant operating performance. The Company anticipates recognizing the financial results of these reductions primarily beginning in the fourth quarter of fiscal year 1997 and in fiscal year 1998. The Company's plans to pay the $425,000 short term note payable from the proceeds of the sale of the building and assets at the Fairfield, Connecticut facility. Management anticipates that the Series C subordinated notes will be refinanced and the $500,000 convertible note will be converted to equity. To further the Company's expansion and growth, management is actively investigating merger or acquisition opportunities. The Company may need additional capital to further fund operations and repay liabilities until the Company's plan is fully implemented. There can be no assurance that the Company will be able to obtain sufficient capital to pay existing liabilities and maintain operations.

         Management believes that the implementation of its modified strategic expansion and cost reduction plan will guide the Company to profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan, or if such plans are achieved, that the Company's operations will be profitable.

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

         In fiscal 1997, the Company offered to convert the Series A Notes to Series C Notes, which provided for a one year extension of the maturity date, in exchange for an increase in the interest rate from 9% to 15% and one warrant for every dollar of indebtedness. The warrants provide for exercise prices ranging between $2.50 - $3.00 and expire on August 6, 2001. Note holders aggregating $303,749 accepted the terms of the conversion and the remaining $221,243 were paid in cash.

         In March 1996, the Company entered into an agreement with an investment banking firm to sell 200,000 shares of Series A preferred stock and 800,000 common stock warrants in a private placement for a total consideration of $5,000,000. The preferred stock was valued at $24.50 per share and each warrant at $.125 per warrant. The warrants are exercisable at a price of $7.00 per share and expire on August 31, 2001. On June 30, 1996, the Company closed on the sale of 54,500 shares of the aforementioned Series A preferred stock and 218,000 common stock purchase warrants. The underwriter received warrants to purchase 24,760 shares of common stock at $3.75 per share which expire on June 30, 2001. The net proceeds of the offering were $1,113,844, net of commissions and expenses of $248,656. The offering period expired on June 30, 1996. In August 1996 an outside investor purchased 2,000 shares of preferred stock under the same terms detailed above.

         On October 10, 1996, the Company executed a letter of intent with an investment banking firm to raise additional capital through a private placement to be sold on a "best efforts" basis. No funds were raised though this placement.

         On March 4, 1997, the Company entered into a private financing arrangement with two individuals to provide a total of $500,000 of convertible subordinated secured debt. The Notes are for a term of six months at an interest rate of 18%. The principal amount of the Notes may be converted into the Company's common stock at a conversion price of $0.75 per share anytime before the repayment of principal. The Notes are fully subordinated to all "senior indebtedness" of the Company and are secured by all the issued and outstanding shares of the Company's wholly owned subsidiaries: Rattlesnake Ventures, Inc., Rattlesnake-Danbury, Inc., Rattlesnake-Flemington, Inc. and Rattlesnake-Lynbrook, Inc.

5.       Restaurant closing costs

         On March 31, 1996, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill restaurant located in Hamden, Connecticut. The facility was closed January 7, 1996. A majority of the fixed assets at this facility have been removed to be utilized at existing or new facilities. All remaining fixed assets and leasehold improvements have been abandoned. A loss of $143,948 was recorded at December 31, 1995. An additional loss of $5,485 was recorded in January 1996 for inventory items which were spoiled or lost after the actual closing. This additional loss was reflected in Cost of food and beverage sales on the Consolidated Statements of Operations in January 1996.

         On January 4, 1997, the Company ceased operations at the Rattlesnake Southwestern Grill restaurant located in Fairfield, Connecticut. Contracts are currently being drawn for the sale of this facility. Under the current terms of the sale, the Company does not anticipate recovery of $162,662 in fixed assets and $80,091 of intangible assets. These assets, along with other miscellaneous assets totaling $465 were written off and recorded as Restaurant closing costs as of December 29, 1996. An additional write off of $3,489 was taken at March 30, 1997 for receivables which were deemed uncollectible as a result of this closing.

         On March 1, 1997, the Rattlesnake restaurant at White Plains, New York, was closed for operations. Management is discussing the conversion of this restaurant to another concept and is gathering information regarding the demographics and potential customer market in this area. The Company would finance this conversion either through a separate financing or a joint venture. In the event of a conversion, Management does not believe at this time there would be an impairment of value of the existing assets. Management is also considering the sale of this unit to a related party. Currently there are no contracts in place and as a result no adjustments have been made relating to the closing of this unit.

         The Company has signed contracts for the sale of the restaurant located at 86th Street in New York City. Based upon the terms of the contract, the Company will incur a loss of $146,058, primarily for the write-off of assets and the brokerage fees incurred. This loss was recorded at March 30, 1997 and is included in the accompanying financial statements as restaurant closing costs.

6. Accounting for the impairment of long-lived assets and long- lived assets to be disposed of

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

8.       Restaurant acquisition

         On September 5, 1996, the Company acquired a restaurant location on 86th Street in New York City. Of the $388,000 purchase price, $308,000 was paid in cash for the acquisition of the lease and certain furniture, fixtures and equipment. The remaining purchase price represents the assumption of food credits. See footnote 5 above as it pertains to the subsequent sale of this restaurant.

9.       Dividends in arrears

         The Company's preferred stock bears a dividend rate of 7-1/2% per annum. These dividends are payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. At March 30, 1997 there are $51,909 dividends in arrears.

                       MANAGEMENT DISCUSSION AND ANALYSIS



       The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

       The Company has modified its expansion and operating strategy to facilitate a more rapid course to profitability and accelerate the reduction of losses. This new strategy incorporates a sharpened focus on existing profitable restaurants, the elimination or conversion of unprofitable restaurants and the implementation of aggressive cost cutting measures designed to reduce operating expenses and improve restaurant operating performance. Management formulated this new strategy in the second quarter and began its actual implementation in the third quarter of fiscal year 1997. In March 1997 the Company's Chairman of the Board and Chief Executive Officer resigned his position as Chief Executive Officer to pursue other endeavors, but remains as the Company's Chairman of the Board. Also in March 1997, the Company's Vice-Chairman and Chief Administrative Officer resigned from both of these positions and is now serving as a consultant to the Company. The Company has closed two of its unprofitable locations and is negotiating either the sale of these units or the possible conversion to another concept. The implementation of this modified strategic expansion and cost reduction plan in the third quarter of fiscal 1997 has resulted in an increase in the operational profitability of the Company's existing restaurants. Management is confident that as the modified strategic expansion and cost reduction plan is more fully implemented the Company's profitability and liquidity will be significantly improved. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan, or if such plans are achieved that the Company's operations will be profitable.

       Prior to incurring the costs associated with the closing of the unprofitable restaurants, the Company reduced its loss for the three and nine months ended March 30, 1997 to $554,367 and $2,184,796, respectively, from $630,414 and $2,413,353 for the three and nine months ended March 31, 1996. This reduction was recognized despite the occupancy expenses the Company continues to incur relating to the two closed facilities and the New York City location which was not opened. To further the Company's financial and strategic position, Management is investigating acquisition or merger prospects. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan, or if such plans are achieved that the Company's operations will be profitable.


OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 30, 1997 AS COMPARED WITH MARCH 31, 1996

     Gross restaurant sales increased 4.8% to $6,742,981 for the nine month period ended March 30, 1997 from $6,431,995 for the nine month period ended March 31, 1996 and decreased 19.1% to $1,919,641 from $2,372,121 for the three months ended March 30, 1997 as compared to the three months ended March 31, 1996. Likewise net sales increased 6.2% to $6,399,897 for the nine month period ended March 30, 1997 from $6,027,315 for the nine month period ended March 31, 1996 and decreased 18.4% to $1,800,093 from $2,206,147 for the three month ended March 30, 1997 as compared to the three months ended March 31, 1996. The increase in gross sales for the nine month period resulted from an increase in the number of restaurants operating during the period. The Company operated seven restaurants for the full nine months ended March 30, 1997 as compared to five for the full nine months ended March 31, 1996. The decrease in sales for the comparable three month period is attributed primarily to the closure of two restaurants which were operating during the full three months ended March 31, 1996. Same store net sales for the nine month period ended March 31, 1997 declined 3.8% to $1,822,906 from $1,894,126 for the same three month period ended March 31, 1996. Same store net sales decreased 21.6% to $1,263,843 from $1,612,653 for the three month period ended March 30, 1997 and March 31, 1996, respectively. The decrease in same store sales resulted primarily from the maturity of the Danbury, Connecticut location which was opened August 30, 1995 and the Flemington, New Jersey location which opened November 16, 1995. These restaurants, as with most newly opened restaurants experienced higher than normal sales levels in the first 90 to 120 days of operations. As these new units attained maturity, their sales volumes leveled off to a more sustainable level.

         Promotional sales declined as a percentage of gross sales from 7.0% for the quarter ended March 31, 1996 to 6.2% for the same quarter ended March 30, 1997. This decline is attributed to, the higher costs experienced in fiscal year 1996, resulting from the opening of the Danbury and Flemington locations. This decrease is also evident in the comparable nine month periods ended March 30, 1997 and March

31, 1996. Promotional sales decreased from 6.3% of gross sales for the nine months ended March 31, 1996 to 5.1% for the same period ended March 30, 1997.

     Food and beverage costs increased slightly as a percentage of net restaurant sales to 31.6% for the nine months ended March 30, 1997 as compared to 31.4% for the nine months ended March 31, 1996. For the three months ended March 30, 1997, food and beverage costs decreased slightly as a percentage of net restaurant sales to 30.3% from 30.4% for the same three months ended March 31, 1996. The increase in the nine months ended March 30, 1997 is the result of higher food costs incurred primarily in the second quarter of fiscal year 1997, offset by menu changes in January 1997 and specials to offset these higher food costs. The new menu and specials contributed to the slight reduction in food costs for the three month period ended March 30, 1997.

       Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased as a percentage of net sales to 33.5% for the three months and 35.9% for the nine months ended March 30, 1997 as compared to 36.2% and 37.8% for the three and nine months ended March 31, 1996, respectively. This decrease reflects more normal operating levels of mature stores and the implementation of the Company's cost reduction plan. As is traditional with the opening of new restaurant sites, the start up period of 90 to 120 days reflects salary ratios at higher than normal operating levels. The Company believes that restaurant salaries and fringe benefit costs will moderate further as a result of management efforts to control costs.

       Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, as a percentage of net sales increased to 27.4% for the three months ended March 30, 1997 from 23.3% for the three months ended March 31, 1996. These expenses decreased to 26.5% for the nine months ended March 30, 1997 from 27.4% for the nine months ended March 31, 1996. This increase in the three month comparison is the result of the Company continuing to incur occupancy costs associated with the two closed restaurants and the New York City location which was not been opened. Management expects these costs to moderate when the sale or conversion of these restaurants are completed. This decrease in the nine month comparison reflects the reduction in these expenses as these restaurants achieve maturity and management's continued effort to reduce these costs. Occupancy and related expenses generally fluctuate as a result of needed maintenance which may occur in any period.

       Depreciation and amortization expenses, including the amortization of pre-opening store expenses, increased as a percentage of net restaurant sales to 9.3% and 8.9% for the three and nine months ended March 30, 1997 from 6.6% and 7.0% for the three and nine months ended March 31, 1996. This increase as a percentage of net restaurant sales is the direct result of decreased sales for these periods resulting from the closure of two restaurants. These expenses increased to $168,078 and $567,999 in the three and nine months ended March 30, 1997 from $145,662 and $424,578 for the three and nine months ended March 31, 1996. The increase in depreciation and amortization expense for the three and nine months ended March 31, 1997 can be primarily attributed to the opening of the Lynbrook, New York facility, the expansion of the point-of-sale computer system and other capital expenditures.

         General and administrative expenses decreased to $476,644 for the three months ended March 30, 1997 from $679,132 for the three months ended March 31, 1996, this represents a 29.8% decrease in general and administrative expenses for the comparable three month periods. As a percentage of net sales, general and administrative expenses decreased to 26.5% for the three months ended March 30, 1997 from 30.8% for the three months ended March 31, 1996. For the nine month period ended March 30, 1997, general and administrative expenses decreased to $1,849,031 from $2,190,500 for the same period ended March 31, 1996. As a percentage of net restaurant sales, general and administrative expenses decreased for this nine month period to 28.9% in 1997, as compared to 36.3% in 1996. These reductions in general and administrative expenses reflect directly the revised corporate strategy of cutting costs in an attempt to achieve profitability. These decreases are offset by the costs incurred for the maintenance of the newly acquired 86th Street location which was not opened and other expenses incurred relating to the negotiations of the sale or conversion the Company's unprofitable locations.

       Interest expense increased to $42,564 for the three months ended March 30, 1997 from $20,308 for the three months ended March 31, 1996 and to $110,653 from $78,445 for the nine months ended March 30, 1997 and March 31, 1996, respectively. The increase in interest expense is attributable to the exchange of Series A Notes which earned interest at a rate of 9% for Series C Notes which earned interest at 15%, the interest expense recognized on the $425,000 short-term note recognized for the purchase of the Fairfield building and on the $500,000 short term convertible debt.

       Restaurant closing costs of $149,547 and $392,765 were incurred for the three and nine months ended March 30, 1997, respectively. These closing costs relate to the write off of $146,058 of assets for the Company's New York City location at March 30, 1997 for which contracts have been signed. At December
29, 1996, the Company recorded a loss of $243,218 for the write off of assets relating to the closing of the Fairfield, Connecticut location. On March 30, 1997, an additional $3,489 was recorded representing receivables which were deemed to be uncollectible as a result of the closure of the Fairfield location.

                                    LIQUIDITY

      The Company's cash position decreased by $266,175 during the nine months ended March 30, 1997, principally as a result of cash used in operating activities of $1,330,576 and cash used in investing activities of $446,973, offset by cash generated from financing activities of $1,511,374.

      Net cash used in operating activities consisted primarily of the $2,577,561 net loss for the nine months ended March 30, 1997 and a decrease in accounts payable of $108,446, offset by depreciation and amortization of $616,767, restaurant closing costs of $392,765 and an increase in other current liabilities of $218,688.

      The Company utilized $446,973 for investing activities, principally for capital expenditures and lease acquisition costs for the purchase of the New York City location.

      The Company generated $1,511,374 in cash from financing activities during the nine months ended March 30, 1997, principally through the proceeds from the issuance of preferred stock and convertible debt, offset by the repayment of borrowings.

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

      In March 1996, the Company entered into an agreement with an investment banking firm to sell 200,000 shares of Series A preferred stock and 800,000 common stock warrants in a private placement for total consideration of $5,000,000. The preferred stock was valued at $24.50 per share and each warrant at $0.125 per warrant. On June 30, 1996, the Company closed on the sale of 54,500 shares of the aforementioned Series A preferred stock and 218,000 common stock purchase warrants. The net proceeds of the offering were $1,113,844, net of commissions and expenses of $248,656. The dividend rate for the preferred shares is 7-1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year commencing November 15, 1996. The shares are convertible at any time, one year after issuance into common stock at a conversion price equal to the lesser of (i) $3.95; or (ii) 85% of the average of the last reported sales price of the common stock for the 10 trading days immediately preceding the first anniversary of the first closing subject to certain anti-dilution adjustments. The warrants are exercisable between September 1, 1996 and August 31, 2001 at an exercise price of $7.00 per share, with piggy-back and demand rights on the common stock underlying the preferred stock and the warrants.

      On March 31 1996, the Company exercised its option to purchase the building housing the Fairfield facility for $425,000. This transaction was closed on August 31, 1996 and was financed by an outside investor through a 15% short term note agreement. In addition the investor received 50,000 warrants at an exercise price equal to the market price at the date of the grant.

      On September 5, 1996, the Company acquired a restaurant location on 86th Street in New York City for a purchase price of $308,000 cash and $80,000 in store food credits. Included in the purchase price was the lease and certain furniture, fixtures and equipment. The Company has signed contracts for the sale of this location and has recorded a loss of $146,058 relating to this sale.

      On October 10, 1996, the Company executed a letter of intent with an investment banking firm to raise additional capital through a private placement to be sold on a "best efforts" basis. No funds were raised though this arrangement.

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

      The Company has incurred aggregate losses since inception of $9,968,720, inclusive of a net loss for the quarter ended March 30, 1997 of $703,914. Based upon interim financial information prepared by management, the Company continues to incur losses in the fourth quarter of fiscal year 1997. Additionally, $303,749 of the Series C Subordinated notes payable mature in August 1997, $425,000 notes payable associated with the acquisition of Fairfield is due in fiscal 1997 and $500,000 of convertible debt is due on September 4, 1997. The Company plans to pay the $425,000 short term note payable with the proceeds from the sale of the building and the assets of the Fairfield, Connecticut location. Management anticipates that the Series C notes will be refinanced and the $500,000 convertible note will be converted into common stock.

      Management is continuing its implementation of its cost reduction plan, which addresses the restaurant operating losses. The plan includes the closing or concept conversion of unprofitable sites, a reduction in the Company's work force and other cost containment measures designed to reduce operating expenses and improve restaurant operating performance. The Company anticipates recognizing the financial results of these reductions primarily beginning in the fourth quarter of fiscal year 1997 and in fiscal year 1998. The Company may need additional capital to further fund operations and repay short term indebtedness until the Company's plan is fully implemented. There can be no assurance that the Company will be able to obtain sufficient capital to pay existing liabilities and maintain operations.

      Management believes that upon the completion of the implementation of its modified strategic and cost reduction plan, the Company's operating performance will be improved. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan, or if such plans are achieved, that the company's operations will be profitable.

                                     PART II


                                OTHER INFORMATION


Item 5.  Other Information

      In connection with the implementation of the Company's modified expansion and cost reduction plan, the Company closed two of its restaurant facilities. The Fairfield, Connecticut facility was closed on January 4, 1997 and the White Plains, New York facility was closed March 1, 1997. The Company is currently negotiating the sale of the assets and ground lease of the Fairfield, Connecticut facility. The Company is investigating the conversion of the White Plains, New York location to another concept which would better fit the demographics of the area. While considering offers for the sale of the existing lease of the White Plains facility, the Company is exploring the feasibility of financing the conversion through a joint venture. The Company also is negotiating a sale of its Yorktown Heights location, but no contracts have been signed to date. The Company may, in the alternative, implement a conversion of the Yorktown facility into a new style of restaurant concept. On September 5, 1996, the Company acquired the assets and leasehold interest of a restaurant facility located in New York City. The Company has signed contracts for the sale of this facility and anticipates a closing within the next few weeks.

      In March 1997, the Company sold $500,000 in principal amount of 18% promissory notes convertible into shares of the Company's common stock at $0.75 per share. The notes are secured by all of the issued and outstanding shares of the Company's wholly owned operating subsidiaries: Rattlesnake Ventures, Inc., Rattlesnake Danbury, Inc., Rattlesnake Lynbrook, Inc. and Rattlesnake Flemington, Inc. In connection with the loan, the principal of one of the purchasers of the notes, Jay Botchman, or a designee, is to became a member of the Company's Board of Directors. The Company is obligated to nominate and use its best efforts to cause to be elected to the company's Board of Directors for a period of three years a designee of one of the purchasers of the notes.

      The Company's Common Stock is presently listed on the Nasdaq SmallCap Market. The National Association of Securities Dealers, Inc. (Nasdaq) has established certain standards for the continued listing of a security on the SmallCap Market. The maintenance standards require, among other things, that an issuer have total assets of at least $2,000,000 and capital and surplus of at least $1,000,000; that the minimum bid price for the listed securities be $1.00 per share; and that the minimum market value of the "public float" be at least $1,000,000.

      On April 15, 1997 the Company received a deficiency letter from Nasdaq resulting from the failure of the Company's Common Stock to maintain a closing bid price greater than or equal to $1.00. The Company has 90 days from the date of this letter to cure this deficiency. If for any 10 day period during this 90 day cure period the Company's Common Stock trades above $1.00 the deficiency is considered cured. As of May 14, 1997 the Company has not cured this deficiency. If the Company fails to cure this deficiency within the given time period the Company will be subject to delisting procedures from Nasdaq.

      As of March 30, 1997 the Company failed to Maintain $1,000,000 in Capital and surplus to meet the Nasdaq's maintenance requirements. The Company is persuing merger/acquisition type transactions and negotiating the conversion of $500,000 of convertible debt into equity which would cure this deficiency. There can be no assurance that the Company will complete a transaction to cure this deficiency nor that the Company will continue to satisfy the other requirements for maintaining a NASDAQ listing. If the Company's securities were excluded from NASDAQ, it would adversely affect the prices of such securities and the ability of holders to sell them, and the Company would be required to comply with the initial listing requirements to be relisted on NASDAQ.

      In the event that the Company is unable to satisfy NASDAQ's maintenance requirements, and the requirements of the Boston Stock Exchange, trading would be conducted in the "pink sheets" or the NASD's Electronic Bulletin Board. In the absence of the Common Stock being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock would be covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include an equity security listed on NASDAQ and an equity security issued by an issuer that has
(i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

      The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include an equity security listed on NASDAQ and an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

      If the Company's Common Stock was subject to the regulations on penny stocks, the market liquidity for the Common Stock would be severely affected by limiting the ability of broker/dealers to sell the Common Stock in the public market. There is no assurance that trading in the Company's securities will not be subject to these or other regulations that would adversely affect the market for such securities.

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




                              THE RATTLESNAKE HOLDING COMPANY, INC.
                              (Registrant)



                              By:    /s/ David Sederholt
                                     -------------------
                                     David Sederholt
                                     President

                              By:    /s/ Stacey A. Wetterstrom
                                     -------------------------
                                     Stacey A. Wetterstrom
                                     Vice President of Finance


Date:  May 13, 1997