Form 10KSB
period 1997-06-29
RATTLESNAKE HOLDING CO INC
filed 1997-12-11
CIK 935499

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended          June 29, 1997
                          ----------------------

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ______________

                           Commission File No. 1-13818

                      THE RATTLESNAKE HOLDING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                               06-1369616
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

   439 East 82nd Street
   New York, New York                               10028
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 452-2359

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]

     The Issuer's revenues for its most recent fiscal ended June 29, 1997 were $8,265,474.

     On September 17, 1997, the Company received a letter from NASDAQ indicating that the Company would be removed from the NASDAQ small cap listing at the close of business on September 17, 1997 due to its failure to comply with the minimum capital and surplus requirement of $1,000,000 and the $1.00 minimum stock price. On September 17, 1997 the Company was removed from the NASDAQ small cap listing. The Company continues to trade on the OTC Bulletin Board and the Boston Stock Exchange.

     On October 13, 1997, the aggregate market value of the voting stock of The Rattlesnake Holding Company, Inc. (consisting of Common Stock, $.001 par value) held by non-affiliates of the Registrant was approximately $742,064 based on the average closing bid and asked prices for such Common Stock on said date as reported by NASDAQ.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     On October 13, 1997, there were 2,650,227 shares of Common Stock, $.001 par value, were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None




                            [Cover Page 2 of 2 Pages]

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     The Rattlesnake Holding Company, Inc. (the "Company") was organized in June 1993 to develop, own and operate a chain of casual dining restaurants featuring a southwestern theme. The Company currently operates three restaurants under the name "Rattlesnake Southwestern Grill." The Rattlesnake concept is designed to appeal to the casual dining guest by creating a relaxed restaurant experience for families and couples in an attractive southwestern setting. Each restaurant features contemporary southwestern decor with desert pastel colors and native American art and artifacts. The restaurants include a 40 to 60 foot full relief, mosaic rattlesnake bar, sculpted and tiled by artisans. The varied "all day" menu offers wide selection and customer value and includes traditional favorites as well as spicy recipes inspired by the cuisine of Arizona, New Mexico and Texas. Checks average $10.25 at lunch and $13.90 at dinner per person.

     The first Rattlesnake Southwestern Grill was opened in June 1992 in historic South Norwalk, Connecticut as a prototype and distinguished entry into the "theme" restaurant market segment. The Company opened seven additional restaurants in Hamden, Fairfield and Danbury, Connecticut and Lynbrook, White Plains and Yorktown Heights, New York and Flemington, New Jersey. All existing Rattlesnake Restaurants are located in renovated facilities where restaurants were previously operated. In January 1997, as part of the Company's revised business plan the Company evaluated it's restaurant operations on a location by location basis. As a result of this evaluation, the Company closed three operating locations during fiscal year 1997 which did not meet the Company's performance standards. These locations included Fairfield, Connecticut, Yorktown Heights and White Plains New York. The New York City location which was not opened for operations was sold as part of the Company's revised business plan and modified expansion strategy. On September 17, 1997 the Company closed its facility located in Lynbrook, New York pursuant to fiscal 1997 board approval. Management still believes this area is conducive to the Rattlesnake concept and is investigating other potential opportunities in the area. In January 1996, the Company closed it's Hamden, Connecticut location due to poor performance.

     The Company was incorporated in the State of Delaware on June 8, 1993. The executive offices of the Company are located at 439 East 82nd Street, New York, New York 10028, and its telephone number is 212-452-2359.

     Due to a number of factors, including the Company's limited operating history, small restaurant base and geographic concentration, as well as the dependence of the Company's expansion strategy on certain external factors which it cannot control, there can be no assurance that the Company's plan of operation will prove profitable or commercially viable.


GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR


     The Company's Board of Directors voted in January of 1997 to revise the current business plan, in view of continued losses and marginal performance at a number of the restaurants. In addition, cost reductions would be sought through reductions in overhead and staffing. A decision was made to sell marginal restaurants, including the Fairfield, Connecticut and White Plains and Yorktown Heights, New York restaurants, and to sell the lease for the New York City facility which had not yet been developed. The Company also closed its facility located in Lynbrook, New York.

     During fiscal 1997 there have been several changes in the management of the Corporation. On March 15, 1997, an agreement was signed between the Company and Vice Chairman & Chief Administrative Officer which amended the December 1995 employment agreement. Under the new agreement, the former Vice Chairman & Chief Administrative Officer accepted the position of acting Co-CEO. On March 15, 1997, an agreement was signed between the Company and Chairman & Chief Executive Officer which terminated the previous December 1, 1994 employment agreement and any and all oral agreements relating to his employment. On March 29, 1997, an agreement was signed between the Company and a Director of the Corporation for acceptance of the position of acting Co-CEO for up to 150 days. On June 2, 1997, an agreement was signed between the Company & Executive Vice president which terminated the December 1, 1994 employment agreement and any and all oral agreements relating to his employment. On July 25, 1997, an agreement was signed between the Company and President which terminated the previous December 1 1994 employment agreement and any and all oral agreements relating to the employment.

     In July 1996, the Company sold to an outside investor through a separate offering, an additional 2,000 shares of preferred stock under the same terms of the preferred stock offering of June 1996.

     In fiscal 1997 the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Fairfield, Connecticut. The facility was closed on January 4, 1997. The fixed assets, leasehold improvements and intangibles at the facility have been written off. The building is reflected at the lower of cost or market and is currently accounted for in the financial statements as "asset held for sale." A net loss of $394,941 relating to the closing of the Fairfield location, was recorded in fiscal 1997.

     In fiscal 1997 the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in White Plans, New York. The facility was closed on March 1, 1997 and sold on July 16, 1997. The Company sold all of the assets of White Plains except for cash, accounts receivable and certain items specified in the Asset Purchase Agreement in exchange for a release from its note payable to the landlord of $276,499 and the receipt of a $23,500 note receivable from the purchaser. The facility was sold to a group which included the Company's Chairman of the Board. A net loss of $224,135, relating to the closing of the White Plains location was recorded in fiscal 1997.

     In fiscal 1997 the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Yorktown Heights, New York. The facility was closed on June 9, 1997 and sold on June 27, 1997. The purchaser assumed the remaining outstanding balance of the notes payable to the landlord and the related lease obligation. A net loss of $362,091, relating to the Yorktown Heights location, was recorded in fiscal 1997.

     The Restaurant location on 86th Street in New York was never opened and the Restaurant was sold on May 29, 1997 for total consideration aggregating $289,387. Rattlesnake remains a guarantor of the lease. A net loss of $306,456, relating to the selling of the 86th Street location, was recorded in fiscal 1997.

     On March 4, 1997, the Company entered into a private financing arrangement with two individuals to provide a total of $500,000 of convertible subordinated secured debt. The Notes are for a term of six months at an interest rate of 18%. The principal amount of the Notes may be converted into the Company's common stock at a conversion price of $0.75 per share anytime before the repayment of principal. The Notes are fully subordinated to all "senior indebtedness" of the Company and are secured by all the issued and outstanding shares of the Company's wholly-owned subsidiaries Rattlesnake Ventures, Inc., Rattlesnake-Danbury, Inc., Rattlesnake-Flemington, Inc. and Rattlesnake-Lynbrook, Inc.

     On March 15, 1997, an agreement was signed between the Company and Chairman & Chief Executive Officer which terminated the previous December 1, 1994 employment agreement and any and all oral agreements relating to his employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental, disability and life insurance and severance payments. In connection with this agreement, the Chief Executive Officer's employee stock options shall be immediately vested and shall be amended to constitute non-qualified employee stock options and the strike price is reduced to an exercise price of $2.00.

     On March 15, 1997, an agreement was signed between the Company and Vice Chairman & Chief Administrative Officer which amended the December 1995 employment agreement. Under the new agreement, the former Vice Chairman & Chief Administrative Officer will accept the position of acting Co-Chief Executive Officer. This agreement waives any base rate or annual rate increases per the previous agreement and modified the term to March 1, 1997 through February 28, 1999. Services are provided on a part-time consulting basis as needed. The compensation for the period March 1, 1997 through February 28, 1999 will be $75,000 plus benefits. This agreement also included the grant of an option to purchase 125,000 shares of stock at the closing price on the date of this agreement ($1-1/16). The agreement also includes that in the event the stock options previously granted under the current Rattlesnake stock option plans are repriced for any employee, the existing stock option grants for the acting Co-CEO will be repriced at the same time as any repricing and under the same terms and conditions.

     On May 29, 1997, an agreement was signed between the Company and a Director of the Corporation for acceptance of the position of acting Co-CEO for up to 150 days. This agreement included five months of compensation at $5,000 a month plus expense and 100,000 warrants at the current price.

     On June 2, 1997, an agreement was signed between the Company & Executive Vice president which terminated the December 1, 1994 employment agreement and any and all oral agreements relating to his employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental, disability and life insurance and severance payments. In connection with this agreement, the Executive Vice President's stock options are hereby replaced by a warrant to purchase up to 200,000 shares of common stock exercisable at the closing bid on the date of this agreement ($.25).

     On June 2, 1997, the Company executed a letter of intent with an investment banking firm to raise additional capital through a private placement to be sold on a "best efforts" basis. The acting Co-CEO is affiliated with the investment banking firm.

     On July 25, 1997, an agreement was signed between the Company and President which terminated the previous December 1 1994 agreement and any and all oral agreements relating to the employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental, disability and life insurance and severance payments. In connection with this agreement the President's employee stock options are replaced by a warrant to purchase up to 150,000 shares of common stock exercisable at the closing bid price on July 18, 1997 ($7/16).

     On August 21, 1997, the Company signed a Reorganization and Stock Exchange Agreement (the Agreement) with the Ottomanelli Group, as defined as 34th Street Cafe Associates, Inc., Garden State Cafe Corporation, Ottomanelli Brothers West, Ltd. and Ottomanelli's Cafe Franchising Corporation. This agreement includes Ottomanelli Group companies contributing one hundred percent of its stock in exchange for thirty-seven and one-half percent of Rattlesnake common stock and common stock purchase options, warrants and convertible dilutive securities equal to thirty seven and one half percent of all outstanding options, warrants and convertible dilutive securities of Rattlesnake. The agreement is subject to cancellation by either party prior to closing under specified terms of the Agreement.

     In fiscal 1997, the Board of Directors authorized the disposition of the Rattlesnake Southwestern Grill Restaurant located in Lynbrook, New York. On September 17, 1997 the Company closed the restaurant and wrote-off the related assets to the estimated realizable value. A net loss of $374,852 relating to the closing of this location was recorded in fiscal 1997.

     On October 1, 1997 the Vice President of Finance resigned as an officer and employee of the Company. The former Vice President of Finance continued working as a consultant for a period of approximately four weeks. A new Vice President of Finance was hired on October 16, 1997. Louis R. Malikow is currently acting Principal Accounting Officer.


                              BUSINESS ORGANIZATION

     In March 1992, Rattlesnake Ventures, Inc. ("RVI") was organized for the purpose of owning and operating the South Norwalk facility. In June 1993, the Company was established to act as a holding company for the restaurants and in August 1993, acquired all of the outstanding shares of RVI in exchange for 685,617 shares of common stock. In November 1993, the Company acquired all of the outstanding shares of PEN-Z Corp. ("PEN-Z") from Penny Markatos, the mother of Peter Markatos, the former Executive Vice President of the Company, for a $300,000 note, 36,084 shares of Common Stock, and other consideration. See "Certain Relationships and Related Transactions." At the time of the acquisition, PEN-Z was not an operating entity and its principal asset was the liquor license for the Yorktown Heights facility. The Company has established new subsidiary corporations for each new restaurant operation and such subsidiaries are owned by the Holding company.

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

     However, due to a number of factors, including the Company's limited operating history, historical operating losses, small restaurant base and geographic concentration, as well as the dependence of the Company's expansion strategy on certain external factors which it cannot control, there can be no assurance that the Company's plan of operation will prove profitable or commercially viable.

     The Company's revised business plan allows for consideration of a multiple theme concept approach for future restaurants. This revised approach will be tested with the conversion of one or more Rattlesnake restaurants into a Steak House concept. In addition, one or more of the currently operating Rattlesnake restaurants may be converted to Ottomanelli Cafe restaurants.

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

     In addition to these concepts, the Company intends to explore additional themes to complement the Rattlesnake concept. This will allow it to maximize the potential of each restaurant, and allow for a possible conversion to a secondary concept, should the current one experience a decline as the Restaurant matures. In furtherance of this approach, Rattlesnake has agreed to merge with the Ottomanelli Group, and may convert one or more Rattlesnake restaurants to Ottomanelli Cafes. It should be noted that the proposed merger can be canceled by either party prior to closing

RESTAURANT MANAGEMENT AND EMPLOYEES

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

Assistant General Manager:  Second in command and is directly responsible and reporting issues as well as repairs and maintenance.

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

TRADEMARK RIGHTS

     The Company uses or intends to use various trade names and marks in the Company's business, including "Rattlesnake Southwestern Grill" and variations of that name and mark. Another business has registered the name "The Rattlesnake Club" as a federal trademark.

     The Company has obtained a license for the use of the name "The Rattlesnake Southwestern Grill" and variations of that name and mark from this trademark holder. In April 1995, the Company entered into an agreement with RC Holdings Inc. ("RC"), the owner of the Rattlesnake trademark, which grants the Company the license to use the trademark in connection with its existing and future facilities. The agreement limits the ability of the Company to open restaurants under the Rattlesnake name within a 24-month period in the areas of Las Vegas, Nevada, Phoenix, Arizona, Seattle, Washington, Dallas and Houston, Texas, Chicago, Illinois and Southern Florida. After the expiration of the

24-month period, the Company will not be able to open in locations if, within a 50-mile radius, there is an existing or proposed location of a facility established or to be established by RC. Irrespective of the foregoing, neither RC nor the Company may open a restaurant within five miles of each other in an urban area, or 15 miles of each other in any other area. At no time may the Company open up a Rattlesnake facility in the states of Colorado or Michigan without the prior written consent of RC. RC is currently the operator of fine dining establishments in Colorado and Michigan. The Company does not consider its establishments to be in direct competition with those operated by RC.

     The Company paid RC $5,000 in August 1995 for these licensing rights, and is obligated to pay RC an annual fee of $5,000 for the existing facilities, and an annual fee of $2,500 a year for each of the first ten additional facilities, $1,500 per year for the next ten additional facilities, and $1,000 per year for each additional facility in excess of 20.

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

     Although the Company competes generally with all other casual dining restaurants, the Company believes there are few restaurant concepts that are directly competitive in the Southwestern "theme" market. Most notable of these competitors is Chili's which is currently a chain operated by Brinker International. There are other concepts which exist in a "Southwestern" venue such as the steakhouses Longhorn, Lonestar and Santa Fe, and the Mexican restaurants On the Border, Chi-Chi's and EL Torito. There are also a large number of Bar-B-Que restaurants such as Virgil's . Other casual theme restaurant concepts such as Friday's and Bennigan's compete with the Company for the casual diner, although their concept is distinct from Rattlesnake. The Company is not aware of any other restaurant which is comparable in concept, menu variety or decor; however, the Company believes that the current interest in the American Southwest will stimulate the emergence of such competitors.

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

     The Company's restaurant operations are also subject to federal and state laws governing such matters as the minimum hourly wage, unemployment tax rates, sales tax and similar matters, over which the Company has no control. A majority of the Company's service, food preparation and other personnel are paid at rates related to the federal minimum wage, and the October 1, 1997 minimum wage increase could increase the Company's labor costs.

     The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental laws and regulations.

ITEM 2. DESCRIPTION OF PROPERTIES

EXECUTIVE OFFICES

     The Company's executive offices are located at 439 East 82nd Street, New York, New York 10028, and its telephone number is 212/452-2359.


RESTAURANT FACILITIES

     The Company's first location in South Norwalk, Connecticut occupies 2,600 square feet on the corner of Washington Avenue and South Main Street in the historic restoration district of South Norwalk. The facility was opened in June 1992 and has a five-year lease with two five-year options. The current rent is $58,900 annually with minimum escalation's over the course of the three five-year periods. The space is comprised of two dining rooms and a large dining/bar room where the mosaic rattlesnake is located. This facility was the prototype facility and tested the feasibility of the Rattlesnake Concept.

     The second facility in Hamden, Connecticut was closed in January 1996 due to the inability of the facility to achieve the consistent level of revenues required by the company.

     The third facility located at 355 Kear Street in Yorktown Heights (Westchester County), New York was closed on June 9, 1997 due to the inability of the facility to meet the Company's performance standards. This facility was sold on June 27, 1997.

     The fourth Rattlesnake restaurant, located at 55 Miller Street in downtown Fairfield, Connecticut, ceased operations on January 4, 1997. Management is currently marketing the property for sale. The facility was unable to meet the Company's performance standards.

     The fifth restaurant located at 1241 Mamaroneck Avenue, White Plains, New York, was closed on March 1, 1997, due to the inability of the facility to achieve the consistent level of revenues required by the Company. This restaurant was sold on July 16, 1997 to an investment group which includes the Chairman of the Board of Directors.

     The sixth restaurant was opened in Danbury, Connecticut in August 1995. The Danbury restaurant is in the vicinity of major shopping facilities and across from a multiplex movie theater. The five-year lease includes three five-year renewal options and has an initial annual rent of $102,480 plus real estate taxes. The Company has an option to purchase the facility for $1,365,000.

     The seventh restaurant was opened in Flemington, New Jersey in November 1995. The Company purchased the lease for $100,000 and liquor license for $150,000. The Company has a seven year lease on a net-net basis with a base rent of $80,400 a year plus a percentage of sales over a stated sales volume.

     The eighth restaurant was opened in Lynbrook, New York in June 1996, and as part of the Strategic Plan as revised in fiscal 1997, was determined not to have met the Company's performance standard and was closed on September 17, 1997. The Company recorded a loss of $374,852 in fiscal 1997 as a result of this closing. Management still believes this area is conducive to the Rattlesnake concept and is investigating other potential opportunities in the area.


     The Company has sold the lease for the restaurant located at 86th Street in New York City. A lease for the facility was signed in November 1996, prior to the implementation of the Company's revised business plan. The facility was never developed and the lease was sold on May 29, 1997.

     The following table sets forth certain information with respect to the Company's restaurants currently operating:

-----------------------------------------------------------------------------------------------------------
Opening Date    Location               Approximate Seating    Restaurant Size        Lease
                                       Capacity(2)            (Approximate Square    Expiration(1)
                                                              Feet)
-----------------------------------------------------------------------------------------------------------
June 1992       2 South Main Street    120                    3,270                  May 2012
                South Norwalk, CT
-----------------------------------------------------------------------------------------------------------

August 1995     106 Federal Road       225                    7,200                  March 2015
                Danbury, CT
-----------------------------------------------------------------------------------------------------------

November 1995   Route 202              250                    7,800                  August 2010
                Flemington, NJ
-----------------------------------------------------------------------------------------------------------

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

     The following is the range of high and low bid prices for the Company's stock for the periods indicated below:

COMMON STOCK                                   HIGH              LOW

Fiscal Year 1997
 1st Quarter                                   4-3/4             1-7/8
 2nd Quarter                                   3-7/8             1-1/8
 3rd Quarter                                   2-1/8             7/8
 4th Quarter                                   1                 1/4

Fiscal Year 1996
 1st Quarter                                   6                 5-1/2
 2nd Quarter                                   6-1/8             5-1/2
 3rd Quarter                                   5-1/2             2-5/8
 4th Quarter                                   4-1/8             2-7/8

Fiscal Year 1995
 4th Quarter (from June 29, 1995)              5-5/8             5-1/2

     The above quotations represent prices between dealers, do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

     There are approximately 250 holders of record of all the Company's Common Stock but the Company believes there are more than 700 beneficial holders of the Company's Common Stock.

     On September 17, 1997, the Company received a letter from NASDAQ indicating that the Company would be removed from the NASDAQ small cap listing at the close of business on September 17, 1997 due to its failure to comply with the minimum capital and surplus requirement of $1,000,000 and the $1.00 minimum stock price. On September 17, 1997 the Company was removed from the NASDAQ small cap listing. The Company continues to trade on the OTC Bulletin Board on the Boston Stock Exchange.


                                 DIVIDEND POLICY

     The Company has not paid any dividends upon its Common Stock since its inception. The Company does not expect to pay any dividends upon its Common Stock in the foreseeable future and plans to retain earnings, if any, to finance the development and expansion of its business. In June and July 1996 the Company issued 56,500 shares of preferred stock for $24.50 per share. Each share is entitled to cumulative semi-annual dividends of $.9187 payable on May 15 and November 15 of each year commencing November 15, 1996 and accruing from the date of issuance. Unpaid dividends will accumulate and be payable prior to the payment of any dividends on the Common Stock. No dividends will be payable unless the Company has funds legally available therefor. To date, the Board of Directors has not declared any dividends. The Company has recorded dividends not declared and not paid for the preferred stock aggregating $103,818 as of June 29, 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

INTRODUCTION

     Rattlesnake Holding Company, Inc. is the parent corporation of three subsidiary companies operating at individual restaurant locations, utilizing the unique Rattlesnake Southwestern Grill concept. The following table identifies the three operating locations and the date operations commenced at each of those locations:


RESTAURANT LOCATIONS                OPERATIONS COMMENCEMENT DATE

Flemington, New Jersey              November 1995
Danbury, Connecticut                August 1995
South Norwalk, Connecticut          June 1992

     The Company has modified its expansion and operating strategy to facilitate a more rapid course to profitability and accelerate the reduction of losses. This new strategy incorporates a sharpened focus on existing profitable restaurants, the elimination or conversion of unprofitable restaurants and the implementation of aggressive cost cutting measures designed to reduce operating expenses and improve restaurant operating performance. Management formulated this new strategy in the second quarter and began it's actual implementation in the third quarter of fiscal year 1997. The Company has closed four of it's unprofitable locations and has sold three of these locations. On May 29, 1997 the Company sold it's facility located at 86th Street in New York City. The Company had not opened this facility for operations.

     The Company's strategy of aggressive growth, utilizing a low cost restaurant concept adaptable to different leasehold configurations in a short construction timetable, has met with some difficulty, particularly in the areas of inconsistent operating performance of newer units. As a result, the Board of Directors voted in January 1997 to adopt a revised business plan that focuses on profitability of existing restaurants and the closing of marginal restaurants including Fairfield, Connecticut, White Plains, Yorktown Heights and Lynbrook, New York.


FISCAL YEAR ENDED JUNE 29, 1997 AS COMPARED WITH FISCAL YEAR
ENDED JUNE 30, 1996

GENERAL DISCUSSION

     Net restaurant sales decreased 4.7% to $7,851,950 for the fiscal year ended June 29, 1997 from $8,242,809 for the twelve months ended June 30, 1996. The decrease in net restaurant sales resulted from the net effect of the closing of the Fairfield, Connecticut, White Plains and Yorktown Heights, New York restaurants in fiscal 1997 offset by an increase in the Danbury, Flemington and Lynbrook restaurants operating for a full year as compared to the prior period. For the fiscal year ended June 29,

1997, the Company generated a net loss of $4,797,857 as compared to a net loss of $3,193,155 for the fiscal year ended June 30, 1996, an increase of $1,604,702. The increased loss was principally attributed to losses incurred from the closing of restaurant sites of $1,731,842.

     Restaurant operating losses were $(136,256) for the fiscal year ended June 29, 1997 as compared with $(159,235) for the fiscal year ended June 30, 1996. This decrease in operating losses was principally attributable to the implementation of the Company's cost reduction plan. The benefits recognized by these cost reductions were offset by the cost incurred relating to the maintenance of closed restaurants prior to their sale.

RESTAURANT SALES

     Gross restaurant sales decreased 5.6% to $8,265,474 for the fiscal year ended June 29, 1997 from $8,755,565 for the fiscal year ended June 30, 1996. The decrease in restaurant sales resulted from the decrease in the number of operating restaurants during the fiscal 1997 period. The number of operating restaurants decreased from seven to four in the period ended June 29, 1997. The Company closed three of it's restaurants in fiscal year 1997 as follows:
Fairfield, Connecticut in January 1997; White Plains, New York in March 1997; and Yorktown Heights, New York in June 1997. The restaurant located in Lynbrook, New York was closed in September 1997. As a result of these restaurant closings and the timing of restaurant openings, South Norwalk represents the only restaurant for which same store sales can be analyzed. Same store sales for the South Norwalk location increased $104,084 for the twelve month period ended June 29, 1997.

PROMOTIONAL SALES

     Promotional sales decreased from $512,756 for fiscal year ended June 30, 1996 to $413,524 for fiscal year ended June 29, 1997. This decrease is attributed to a reduction in couponing and direct mail advertisement incentives which were distributed to counter extreme winter weather conditions during fiscal year 1996. Promotional sales have decreased as a percentage of gross sales in fiscal year 1997 to 5.0% from 5.9% in fiscal year 1996. This decrease as a percentage of sales is the result of the beneficial effects of clustered marketing efforts and shared costs among all of the Rattlesnake restaurants.

FOOD AND BEVERAGE COSTS

     Food and beverage costs remained constant as a percentage of net restaurant sales at 31.1% in fiscal year 1997 and 1996. The cost of food and beverage sales decreased to $2,443,860 for the fiscal year ended June 29, 1997, as compared with $2,565,905 for the fiscal year ended June 30, 1996. The Company was able to maintain it's food and beverage cost level through the implementation of a new menu, revised recipes, improved inventory utilization, increased purchasing efficiencies and improved training methods. This was done despite increases in the cost of chicken, beef, and produce. There can be no assurance that the Company will be able to maintain these cost levels.

RESTAURANT SALARIES AND FRINGE BENEFITS

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $2,792,622 for the fiscal year ended June 29, 1997 as compared to $3,109,435 for the fiscal year ended June 30, 1996. This decrease is attributable to the opening of additional restaurants during fiscal 1996 and no restaurant openings in fiscal 1997. As a percentage of net sales, these costs decreased to 35.6% in fiscal 1997 from 37.7% in fiscal 1996, principally due to increased restaurant management and operating personnel in newly opened restaurants in fiscal 1996. The decrease is also attributed to the implementation of the Company's cost reduction plan under which it reduced restaurant management and staff during the fourth quarter of fiscal year 1997.

OCCUPANCY AND RELATED EXPENSES

     Occupancy and related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $2,025,198 for the fiscal year ended June 29, 1997 from $2,118,444 for the fiscal year end June 30, 1996. As a percentage of net restaurant sales, these costs increased to 25.8% in fiscal 1997 from 25.7% in fiscal 1996. The increase as a percentage of sales can be attributed primarily to the costs associated with the maintenance of the three restaurants closed in fiscal year 1997 prior to their sale.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization expenses, including the amortization of pre-opening store expenses, increased as a percentage of gross restaurant sales to 9.3% for the fiscal year ended June 29, 1997 from 7.4% for the fiscal year end June 30, 1996. These expenses increased to $726,526 in fiscal year ended June 29, 1997 from $608,260 for the fiscal year end June 30, 1996. This increase is primarily attributable to the depreciation and amortization recorded on restaurants which were closed during fiscal year 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased to $2,715,293 in fiscal year ended June 29, 1997 from $2,810,433 for the fiscal year end June 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 34.1% in 1996 to 34.6% in 1997. These reductions in expense are a direct result of the Company's implementation of it's cost reduction plan. The increase as a percentage of sales reflect the impact of the decreased sales resulting from the closing of related restaurant sites

AMORTIZATION OF DEBT ISSUANCE COSTS

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

LOSS ON CLOSURE OF RESTAURANT SITES

     The Rattlesnake Southwestern Grill Restaurant located in Fairfield, Connecticut was closed on January 4, 1997. The fixed assets, leasehold improvements and intangibles at the facility have been written off and is recorded at it's estimated fair value. The facility is currently being offered for sale. A net loss of $394,941 relating to the closing of the Fairfield location, was recorded during the 1997 fiscal year.

     The Rattlesnake Southwestern Grill Restaurant located in White Plains, New York was closed on March 1, 1997 and sold on July 16, 1997. The facility was sold to individuals including the Company's Chairman of the Board. A net loss of $224,135 relating to the closing of the White Plains location, was recorded in fiscal 1997.

     The Rattlesnake Southwestern Grill Restaurant located in Yorktown Heights, New York was closed on June 9, 1997 and sold on June 27, 1997. A net loss of $362,091 relating to the closing of the Yorktown Heights location, was recorded in fiscal 1997.

     The restaurant location on 86th Street in New York City was never opened and the Company sold the fixed assets on May 29, 1997 and transferred it's interest in the lease at that location. A net loss of $306,456, relating to the selling of the 86th Street location was recorded in fiscal 1997.

     On September 17, 1997 the Company closed its facility located in Lynbrook, New York pursuant to fiscal 1997 Board approval, as it was not meeting the Company's performance standards as part of the Strategic Plan. The Company recorded a net loss of $374,852 in fiscal 1997 as a result of this closing.


INTEREST EXPENSES

     Interest expense increased to $172,886 for the fiscal year ended June 29, 1997 from $108,536 for the fiscal year end June 30, 1996. This increase resulted from additional borrowing by the Company and the increased interest rate relating to the extension of the Series C Notes Payable.


FISCAL YEAR ENDED JUNE 30, 1996 AS COMPARED WITH FISCAL YEAR ENDED JUNE 30, 1995

RESTAURANT SALES

     Gross restaurant sales increased 63.9% to $8,755,565 for the fiscal year ended June 30, 1996 from $5,340,657 for the fiscal year ended June 30, 1995. The increase in restaurant sales resulted from the increase in the number of restaurants operating during the fiscal 1996 period. The number of operating restaurants increased from five to eight for the period ended June 30, 1996, prior to the closing of the Hamden, Connecticut facility in January 1996. The three new restaurants are located in Danbury, Connecticut; Flemington, New Jersey; and Lynbrook, New York. The White Plains location was open for only three weeks in fiscal year 1995, thus also contributing to the increased sales in fiscal year 1996. Danbury, Flemington and Lynbrook were opened in August 1995, November 1995 and June 1996 respectively.

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


FOOD AND BEVERAGE COSTS

     Food and beverage costs decreased as a percentage of net restaurant sales to 31.1% in fiscal year ended June 30, 1996 as compared to 32.4% for the twelve months ended June 30, 1995, despite the opening of three facilities in fiscal year 1996 and the typically higher costs associated with new facilities. The cost of food and beverage sales increased to $2,565,905 for the fiscal year ended June 30, 1996, as compared with $1,610,680 for the fiscal year ended June 30, 1995. The decrease of the food and beverage cost rates as a percentage of net restaurant sales was attributable to the new menu, revised recipes, improved inventory utilization, increased purchasing efficiencies and improved training methods. The company was able to maintain these lower cost levels despite increases in the cost of chicken, beef, and produce in fiscal 1996. There can be no assurance that the Company will be able to maintain these cost levels.

RESTAURANT SALARIES AND FRINGE BENEFITS

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, increased to $3,109,435 for the fiscal year ended June 30, 1996 as compared to $1,804,129 for the fiscal year ended June 30, 1995. This increase is attributable to the opening of additional restaurants during fiscal 1996. As a percentage of net sales, these costs increased to 37.7% in fiscal 1996 from 36.2% in fiscal 1995, principally due to increased restaurant management and operating personnel in newly opened restaurants. The Company believes that the management component of restaurant salaries should be moderate in the future, as existing restaurant supervisory personnel can manage the anticipated growth in restaurants in fiscal 1997.

OCCUPANCY AND RELATED EXPENSES

     Occupancy and related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, increased to $2,118,444 for the fiscal year ended June 30, 1996 from $1,306,469 for the fiscal year ended June 30, 1995. As a percentage of net restaurant sales, these costs decreased to 25.7% in fiscal 1996 from 26.2% in fiscal 1995. The decrease can be attributed primarily to the enhanced controls and improved site selection.

DEPRECIATION AND AMOTIZATION EXPENSE

     Depreciation and amortization expenses, including the amortization of pre-opening store expenses, decreased as a percentage of gross restaurant sales to 7.4% for fiscal year ended June 30, 1996 from 7.8% for the fiscal year end June 30, 1995. These expenses increased to $608,260 in fiscal year ended June 30, 1996 from $388,695 for the fiscal year end June 30, 1995. This increase is primarily attributable to the opening of new restaurants, the expansion of the corporate offices and other capital expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $2,810,433 in fiscal year ended June 30, 1996 from $1,332,237 for the fiscal year end June 30, 1995. As a percentage of net sales, selling, general and administrative expenses increased from 26.8% in 1995 to 34.1% in 1996. These expenditures include a foundation for the implementation of its expansion strategy. These investments included additional corporate level accounting, administrative and restaurant management personnel. The Company also made expenditures necessary to establish the Company as a public company including professional fees, directors and officers insurance, printing costs, postage and professional service dues. Additionally, increased advertising, marketing and the cost of promotional programs contributed to the increases in selling, general and administrative expenses as did the other expenses directly relating the opening of new restaurants.

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


LIQUIDITY

     The Company's cash position decreased by $616,392 during the year ended June 29, 1997, principally as a result of net cash used in operating activities of $1,654,066.

     Net cash used in operating activities consisting primarily of the $4,797,857 net loss for the year, offset by a decrease in accounts payable of $177,779, depreciation and amortization of $797,092, loss on closure of restaurant sites of $1,850,043, valuation of warrants for services of $293,750, decrease in prepaid of $119,016 and an increase in other current liabilities of $157,016.

     The Company utilized $477,864 for investing activities, principally for capital expenditures and lease acquisition costs.

     The Company generated $1,515,538 in cash from financing activities during the year ended June 29, 1996, principally through the proceeds of the private placement of preferred stock and the issuance of $500,000 convertible notes, offset by $272,087 repayment of borrowings.

     In fiscal 1997, the Company offered to convert the Series A Note to a Series C Note, which provided for a one year extension of the maturity date, in exchange for an increase in the interest rate from 9% to 15% and one warrant for each dollar of indebtedness. The warrants provided for exercise prices ranging between $2.50 and 3.00 and expire on August 6, 2001. These warrants were valued and the related expense of $121,962 was recorded in the financial statements for the fiscal year ended June 29, 1997. Note holders aggregating $303,749 accepted the terms of the extension and the remaining $221,243 of $524,992 were paid in cash.

     On June 24, 1996, the Company entered into an agreement to continue its participation in a discounted meal program in exchange for $230,000 in temporary financing, of which $115,000 was received in June 1996 and the remainder was received in July 1996. On October 3, 1996 the Company received $150,000 from another dining service company for meal credits at the Company's restaurants.

     At June 29, 1997, the Company has available a net operating loss carryforward (NOL) for Federal and State income tax purposes of approximately $10,870,000, which are available to offset future taxable income, if any, before 2012. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change"), will place an annual limit on the Company's ability to utilize its existing NOL carryforwards to offset taxable income in current and future periods. The Company believes that an ownership change has occurred and will cause the annual limitations to apply. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carryforwards.

     On March 31 1996, the Company exercised its option to purchase the building housing the Fairfield facility for $425,000. This transaction was closed on August 31, 1996 and was financed by a principal stockholder through a 15% short term note due on January 2, 1997. In addition the investor received 50,000 warrants at an exercise price equal to the market price at the date of the grant. The Fairfield facility was closed in January 1997 and is currently being offered for sale. The Company anticipates that the proceeds of the sale will be used to repay the short term note which was due January 2, 1997 and is currently in default.

     On August 7, 1996, the Company signed a purchase and sale agreement for $388,000 for a restaurant location on 86th Street in New York city. Included in the purchase price was the lease and certain furniture, fixtures and equipment. This restaurant location was never opened and the Company sold the assets on May 29, 1997 and transferred it's interest in the lease at that location in exchange for cash of $260,000 and reimbursement of prepaid rent of $29,387. Rattlesnake remains a guarantor of the lease. A net loss of $306,456, relating to the selling of the 86th Street location was recorded during the 1997 fiscal year

     The Rattlesnake Southwestern Grill Restaurant located in

White Plains, New York was closed on March 1, 1997 and sold on July 16, 1997. The Company sold all of the assets of White Plains except for cash, accounts receivable and certain items specified in the Asset Purchase Agreement in exchange for a release from its note payable to the landlord of $276,499 and receipt of $23,500 note receivable from the purchaser. The facility was sold to a group which includes the Company's Chairman of the Board. A net loss of $224,135 relating to the closing of the White Plains location, was recorded in fiscal 1997.

     The Rattlesnake Southwestern Grill Restaurant located in Yorktown Heights, New York was closed on June 9, 1997 and sold on June 27, 1997. A net loss of $362,091 relating to the closing of the Yorktown Heights location, was recorded during fiscal 1997.

     On October 10, 1996, a letter of intent was executed with an investment banking firm to raise $1,500,000-$3,000,000 through a private placement to be sold on a "best effort" basis. No funds were raised through this arrangement.

     On March 4, 1997 the Company entered into a private financing arrangement to provide $500,000 of convertible subordinated secured debt. The notes are for a term of 6 months at an interest rate of 18%. The principal amount of the notes may be converted into the Company's common stock at a conversion price of $.75 per share any time before repayment of principal. The notes are secured by all of the issued and outstanding shares of the Company's wholly owned subsidiaries Rattlesnake Ventures, Inc., Rattlesnake-Danbury, Inc., Rattlesnake-Lynbrook, Inc., and Rattlesnake-Flemington, Inc. The Company has received a demand for payment of notes due September 4, 1997. The Company is currently negotiating the refinance of these notes with an outside investor.

     On June 2, 1997, the Company executed a letter of intent with an investment banking firm to raise $2,500,000 of additional capital through a private placement to be sold on a "best efforts" basis. The acting CO-CEO is affiliated with the investment banking firm.

     On August 21, 1997 the Company signed a Reorganization and Stock Exchange Agreement (the Agreement) with the Ottomanelli Group, defined as 34th Street Cafe Associates, Inc., Garden Street Cafe Corporation, Ottomanelli Brothers West, Ltd. and Ottomanelli's Cafe Franchising Corporation. This agreement includes Ottomanelli Group contributing one hundred percent of it's stock in exchange for thirty seven and one-half percent of all outstanding common stock options warrants and convertible dilutive securities of Rattlesnake. The agreement is subject to cancellation by either party prior to closing under specified terms of the Agreement.

     From September 11 through September 29, the Company entered into a private financing arrangement with four individuals to provide $250,000 of bridge financing at 10% interest per annum and with a due date of the earlier of the closing of the proposed private placement or December 31, 1997.

     On September 17, 1997 the Company closed it's facility located in Lynbrook, New York pursuant to fiscal 1997 Board approval, as it was not meeting the Company's performance standards as part of the Strategic Plan. The Company recorded a net loss of $374,852 in fiscal 1997 as a result of this closure.


SEASONALITY AND EXTERNAL INFLUENCES ON QUARTERLY RESULTS

     The Company's sales and earnings do not reflect a seasonality of the business. Quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.


IMPACT OF ACCOUNTING STANDARDS

     In the second quarter of fiscal 1998, the Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per share". This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. When SFAS No. 128 is adopted, the Company will be required to restate its EPS data for all prior periods presented. The Corporation does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.


ITEM 7. FINANCIAL STATEMENTS

     See attached Financial Statements annexed hereto.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.


                                   MANAGEMENT

     The executive officers and directors of the Company are as follows:

         NAME             AGE             OFFICE

     William J. Opper     54      Chairman of the Board

     Stephen A. Stein     45      Co-Acting Chief Executive Officer and Director

     Louis R. Malikow     50      Co-Acting Chief Executive
                                  Officer and Director

     Roger Rankin         52      Director


     William J. Opper, has served as Chairman of the Board of the Company since its inception and he had served as Chief executive Officer from inception to March 1997. He had also served as President of each of its subsidiaries from June 1992 through March 1997. Mr Opper is a member of a group of investors that has acquired the facility formerly known as Rattlesnake White Plains. From 1986 through 1991, Mr. Opper served as Senior Partner of Atlantic Professional Resources, Inc., a management and marketing consulting firm serving the restaurant, food service and hospitality industries. From 1981 to 1986, Mr. Opper was Vice President of Marketing for NCI Foodservice, Inc., where he developed marketing programs. Previously, Mr. Opper was the principal owner of eight full service restaurants. Mr. Opper graduated St. Bonaventure University with a Bachelor of Arts degree in History.

     Stephen A. Stein, joined the Company as a Director in November 1994 and served as Vice Chairman and Chief Administrative Officer from December 1995 to March 1997. From March 1, 1997 to date Mr. Stein is serving as the Company's Co-Acting Chief Executive Officer. From March 1997, to date Mr. Stein has been a Managing Director of the Corporate Finance Department at Commonwealth Associates, a New York City based investment bank. On June 2, 1997, the Company executed a letter of intent with Commonwealth Associates to raise additional capital through a private placement to be sold on a "best efforts" basis. The Company has signed a From 1983 to 1995, Mr. Stein was a principal and the President of David's Cookies, Inc. (or its predecessors), a manufacturer/distributor with a chain of retail specialty food stores and franchise outlets with locations worldwide. From 1990 to the present, Mr. Stein has owned and operated a food management consulting firm, SAS Ventures, Inc. Mr. Stein is also a former practicing attorney and a graduate of Ohio State University and Vermont Law School.

     Louis R. Malikow, has served as Secretary and Director of the Company since September 1993 and as Co-Acting Chief Executive Officer since May 29, 1997. Mr. Malikow has served as Principal Accounting Officer since October 1, 1997. Mr. Malikow is an attorney and the proprietor of Louis R. Malikow Associates, a tax and financial consulting firm which he founded in 1990. From 1975 to 1990, Mr. Malikow served as Vice President of The Ayco Corporation, Inc. a tax and financial consulting firm. He is a graduate of Syracuse University School of Management with a degree in Corporate Finance and is also a graduate of The Albany Law School.

     Roger Rankin, joined the Company as a Director in November 1994. From 1991 to present Mr. Rankin is active as a private investor. From 1986 to 1991, Mr. Rankin served as Chairman and Chief Executive Officer of Top Source Technologies, Inc., a publicly traded (American Stock Exchange) manufacturing company in the automotive industry. From 1976 to 1984, Mr. Rankin was the principal owner and operator of Rankin Distributing, a company with wholesale/retail stores selling automotive stereo equipment.

     A Vice President of Finance was hired on October 16,1997.

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

     Mr. Opper was elected as Class 1 Directors to serve for a term of three years until the 1997 Annual Meeting of Stockholders; Mr. Malikow was elected as Class 2 Director to serve for a term of two years until the 1996 Annual Meeting of Stockholders; and Messrs. Stein and Rankin were each elected as Class 3 Directors to serve for a term of one year until the Company's 1995 Annual Meeting of Stockholders. During the Company's 1995 Annual Meeting of Stockholders, Messrs. Stein and Rankin were re-elected for a three year term to the Board of Directors. Thereafter, each class of directors standing for re-election shall be elected for a term of three years. There has not been a 1996 Annual Shareholders Meeting.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has standing Audit, Compensation and Executive Committees.

     Audit Committee. The members of the Audit Committee are Roger Rankin, and Louis R. Malikow. The Audit Committee reviews: (i) the Corporation's audit functions; (ii) with management, the finances, financial condition and interim financial statements of the Corporation; (iii) with the Corporation's independent auditors, the year-end financial statements; and (iv) the implementation of any action recommended by the independent auditors. The Audit Committee of the Board of Directors met once during fiscal 1997.

     Executive Committee. The Executive Committee has all of the powers of the Board of Directors except it may not, among other things: (i) amend the Certificate of Incorporation or Bylaws; (ii) enter into agreements to borrow money in excess of $100,000; (iii) grant security interests to secure obligations of more than $100,000; (iv) authorize private placements or public offerings of the Company's securities; (v) authorize the acquisition of any major assets or business or change the business of the Corporation; or (vi) authorize the employment of any independent contractor for compensation in excess of $50,000. The Executive Committee of the Board of Directors met several times during fiscal 1997.

     Compensation Committee. The only member of the Compensation Committee is Roger Rankin. The Compensation Committee administers the Corporation's 1994 Stock Option Plan and Non-Employee Director Stock Option Plan and negotiates and reviews of all employment agreements of executive officers of the

Corporation.

MEETINGS OF THE BOARD OF DIRECTORS

     During the fiscal year ended June 29, 1997, the Board of Directors of the Company met on 9 occasions and voted by unanimous written consent on 9 occasions. No member of the Board of Directors attended less than 75% of the aggregate number of (i) the total number of meetings of the Board of Directors or (ii) the total number of meetings held by all Committees of the Board of Directors.

CERTAIN REPORTS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and officers, and persons who own, directly or indirectly, more than 10% of a registered class of the Corporation's equity securities, to file with the Securities and Exchange Commission ("SEC") reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such reports received by the Company, the Company believes that all Section 16(a) filing requirements applicable to officers, directors and 10% shareholders were complied with during the 1997 fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the periods ended June 29, 1997, June 30, 1996, and 1995 for each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

-----------------------------------------------------------------------------------------------------------------
                                                                        Long Term Compensation Awards
-----------------------------------------------------------------------------------------------------------------
                                                          Other                               No. of Securities
Name and        Fiscal                                    Annual                              Underlying
Principal       Year         Salary       Bonus(2)        Compensation  Restricted Stock      Options
Position                                                  (3)           Awards                Granted
-----------------------------------------------------------------------------------------------------------------
William J.      1997         $93,500      $0              $0                                  0(8)
Opper           1996         $90,000      $0              $20,000       (4)                   150,000(5)
 Chairman,      1995(1)      $85,000      $0              $0            (4)                   0
Former CEO
-----------------------------------------------------------------------------------------------------------------
Stephan A.      1997         $86,250      $0              $0            (4)                   125,000(7)
Stein           1996         $72,500      $0              $10,000       (4)                   120,000(6)
 Former Vice    1995         $0           $0              $0            (4)                   0
Chairman and
Chief
Administrative
Officer
 Acting Co-CEO
-----------------------------------------------------------------------------------------------------------------
David C.        1997         $93,500      $0              $0                                  0(10)
Sederholt       1996         $90,000      $0              $20,000       (4)                   150,000(5)
Former          1995(1)      $85,000      $0              $0            (4)                   0
President
-----------------------------------------------------------------------------------------------------------------
Peter C.        1997         $88,000      $0              $0                                  0(9)
Markatos        1996         $84,600      $0              $20,000       (4)                   200,000(5)
Former          1995(1)      $80,000      $0              $0            (4)                   0
Executive
Vice President
-----------------------------------------------------------------------------------------------------------------
Louis R.        1997         $5,000       $0              $0            0                     100,000(11)
Malikow
Acting Co-CEO
Acting
Principal
Accounting
Officer
-----------------------------------------------------------------------------------------------------------------


----------

(1) Commencing July 1, 1994, the salaries of Messrs. Opper, Sederholt and Markatos were increased to $85,000, $85,000 and $80,000 per year, respectively. In December 1994, these three executives entered into employment agreements with the company which continued the salaries for the next year. See "Employment Agreements" below. On March 15, 1997 Mr. Opper signed an agreement with the Company resigning his position as Chief Executive Officer terminating the previous December 1, 1994 employment agreement including any and all oral agreements relating to his employment. On June 2, 1997 Mr. Markatos signed an agreement with the Company resigning his position as Executive Vice

     President terminating the previous December 1, 1994 employment agreement including any and all oral agreements relating to his employment. On July 25, 1997 Mr. Sederholt signed an agreement with the Company resigning his position as President and terminating the previous December 1, 1994 employment agreement including any and all oral agreements relating to his employment.

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

(4) No restricted stock awards were granted in fiscal 1997; however, Messrs. Opper, Sederholt and Markatos owned 283,361, 144,158 and 0, respectively, restricted shares of the Company's Common Stock as of June 29, 1997, the market value of which was $252,303, $126,130 and 0, respectively.

(5) In December 1994, pursuant to the terms of their employment agreements, Messrs. Opper, Sederholt and Markatos, respectively, were granted options to purchase an aggregate of 150,000, 150,000 and 200,000 shares of the Company's Common Stock, respectively exercisable at $4.50 per share, vesting at one-third each year commencing December 1, 1995. See "Employment Agreements." At the date of Messrs. Opper, Sederholt and Markatos' separation these original options were terminated and equivalent options were issued to Mr. Opper at an exercise price of $2.00 and equivalent warrants were issued to Mr. Sederholt at a price of $ 7/16 and Mr. Markatos at an exercise price of $ 1/4.

(6) In December 1995, pursuant to the terms of Mr. Stein's employment agreement, 120,000 options were granted to purchase shares of common stock at an exercise price of $5.25 per share, vesting one-third each year.

(7) On March 15, 1997 Mr. Stein amended his employment agreement and received an option to purchase 125,000 shares of the Company's Common stock at an exercise price of $1-1/16. The agreement also includes that in the event the stock options are repriced for any employee, the existing stock option grants for Mr. Stein will be repriced at the same time as any repricing and under the same terms and conditions. No adjustments have been made to the exercise price of Mr. Stein's outstanding options. See "Employment Agreements" below.

(8) On March 15, 1997 Mr. Opper signed an agreement with the Company resigning his position as Chief Executive Officer terminating the previous December 1, 1994 employment agreement including any and all oral agreements relating to his employment. In connection with this agreement, Mr. Opper's employee stock options shall be immediately vested and shall be amended to constitute non-qualified employee stock options and the strike price is reduced to an exercise price of $2.00.

(9) On June 2, 1997 Mr. Markatos signed an agreement with the Company resigning his position as Executive Vice President terminating the previous December 1, 1994 employment agreement including any and all oral agreements relating to his employment.

(10) On July 25, 1997 Mr. Sederholt signed an agreement with the Company resigning his position as President and terminating the previous December 1, 1994 employment agreement including any and all oral agreements relating to his employment.

(11) On May 29, 1997, Mr. Malikow signed an agreement with the Company accepting the position of acting Co-CEO for up to 150 days. This agreement included five months compensation at $5,000 per month plus expenses, and the grant of 100,000 warrants at the then current price $.3125.


STOCK OPTIONS

     The following table sets forth certain information concerning the grant of stock options made as of the last fiscal year under the Company's 1994 Employees Stock Option Plan to each of the named executive officers of the Company and non-executive employees as a group.


                                OPTION/SAR GRANTS
                               (Individual Grants)

-------------------------------------------------------------------------------------------------
                   No. of Securities
                   Underlying          Percentage of Total     Exercise of
Name               Options Granted     Options/Fiscal Year     Base Price        Expiration Date
-------------------------------------------------------------------------------------------------
Stephan A. Stein   125,000             43%                     $1-1/16           03/01/02
-------------------------------------------------------------------------------------------------
Non-Executive      165,000             57%                     $0.38-$5.25       11/27/00-5/28/02
Employees
-------------------------------------------------------------------------------------------------

     The following table contains information with respect to the named executive officers concerning options held as of the last fiscal year.


                         AGGREGATED OPTION/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                            FY-END OPTIONS/SAR VALUES

-----------------------------------------------------------------------------------------------------------
                       Aggregated Option/SAR Exercises
                       In Last Fiscal Year and FY-End
                       Options/SAR Values
-----------------------------------------------------------------------------------------------------------
                       Shares          Value Realized     Number of Unexercised      Value of Unexercised
                       Acquired on                        Options as of June 29,     In-the-Money Options
Name                   Exercise                           1997 Exercisable/          at June 29, 1997(1)
                                                          Unexercisable              Exercisable/
                                                                                     Unexercisable
-----------------------------------------------------------------------------------------------------------

William J. Opper       0               --                 150,000/150,000            $0/0
-----------------------------------------------------------------------------------------------------------
Stephan A. Stein       0               --                 205,000/285,000            $0/0
-----------------------------------------------------------------------------------------------------------
David C. Sederholt     0               --                 100,000/150,000            $0/0
-----------------------------------------------------------------------------------------------------------
Peter C. Markatos      0               --                 120,000/120,000            $0/0
-----------------------------------------------------------------------------------------------------------
Louis R. Malikow       0               __                 55,000/55,000              $0/0
-----------------------------------------------------------------------------------------------------------

----------

1.   Market value at June 29, 1997 was $ 7/8 per share.


EMPLOYMENT AGREEMENTS

     The Company entered into three-year employment agreements with the Company's Chairman of the Board and Chief Executive Officer, William J. Opper; the Company's President and Chief Operating Officer, David C.

Sederholt and the Executive Vice President, Peter Markatos, in December 1994. The employment agreements provide for (i) annual compensation of $85,000, $85,000 and $80,000, respectively for the first year of the agreements, increasing by 10% in each of the second and third years; (ii) a bonus of 4%, 3% and 3%, respectively, of the Company's earnings before interest and taxes ("EBIT") up to $1,000,000 (as defined in the agreement), 3%, 2.25% and 2.25%, respectively of the amount of EBIT in excess of $1,000,000 up to $2,000,000 and 2%, 1.5% and 1.5%, respectively, of the EBIT in excess of $2,000,000, providing the Company achieves at least $500,000 in EBIT, with such additional bonuses as may be awarded in the discretion of the Board of Directors; (iii) the award of non-qualified stock options to purchase 150,000, 150,000 and 200,000 shares of Common Stock, respectively at an exercise price of $4.50 per share (iv) certain insurance and severance benefits and (v) automobile expenses. Messrs. Opper, Sederholt and Markatos signed separation agreements with the Company terminating their rights under the December 1994 Employment Agreements. See "Severance Agreements" below.

     In December 1995, the Company entered into a three year employment agreement with Stephen A. Stein, the Company's Vice-Chairman and Chief Administrative Officer. The agreement provides for a base salary of $90,000 per year increasing 10% per annum plus a bonus to be determined by the Board of Directors. The agreement also granted Mr. Stein 120,000 five year employee stock options exercisable at $5.25 per share as well as certain insurance and severance benefits and automobile expense payment. On March 15, 1997 Mr. Stein signed an agreement with the Company which amended the December 1995 employment agreement. Under the new agreement, Mr. Stein resigned his position as Vice Chairman & Chief Administrative Officer and accepted the position of Acting Chief Executive Officer. This agreement waives any base rate or annual rate increases per the previous agreement and modified the term to March 1, 1997 through February 28, 1999. Services are provided on a part-time consulting basis as needed for New Business Development Services. The compensation for the period March 1, 1997 through February 28, 1999 will be $75,000 plus benefits annually, payable as an independent contractor. This agreement also included the grant of an option to purchase 125,000 shares of stock at the closing price on the date of this agreement ($1.0625). The agreement also includes that in the event the stock options are repriced for any employee, the existing stock option grants for Mr. Stein will be repriced at the same time as any repricing and under the same terms and conditions.

     On May 29, 1997, Mr. Malikow signed an agreement with the Company accepting the position of acting Co-CEO for up to 150 days. This agreement included five months compensation at $5,000 per month plus expenses, and the grant of 100,000 warrants at the then current price ($.3125).

     The Non-Executive Directors will receive options under the Non- Executive Director Stock Option Plan to purchase 25,000 shares of Common Stock upon joining the Board and options to purchase 15,000 shares each year they serve on the Board. The directors will be reimbursed for expenses incurred in order to attend meetings of the Board of Directors and have waived receiving a meeting fee.

SEVERANCE AGREEMENTS

     On March 15, 1997 Mr. Opper signed an agreement with the Company resigning his position as Chief Executive Officer terminating the previous December 1, 1994 employment agreement including any and all oral agreements relating to his employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental and life insurance and severance payments, all unpaid amounts are accrued in the June 29, 1997 financials. In connection with this agreement, Mr. Opper's employee stock options shall be immediately vested and shall be amended to constitute non-qualified employee stock options and the strike price is reduced to an exercise price of $2.00.

     On June 2, 1997 Mr. Markatos signed an agreement with the Company resigning his position as Executive Vice President terminating the previous December 1, 1994 employment agreement including any and all oral agreements relating to his employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental and life insurance and severance payments, all unpaid amounts are accrued in the June 29, 1997 financials. In connection with this agreement, Mr. Markatos' stock options are hereby replaced by a warrant to purchase up to 200,000 shares of common stock exercisable at the closing bid price on the date of this agreement ($.25).

     On July 25, 1997 Mr. Sederholt signed an agreement with the Company resigning his position as President and terminating the previous December 1, 1994 employment agreement including any and all oral agreements relating to his employment. The agreement included payments for expense reimbursement and the continued use of a company leased vehicle, with the Company obligated to pay the lease payment only, accrued and unused vacation, medical, dental and life insurance and severance payments. In connection with this agreement, Mr. Sederholt's stock options were replaced by a warrant to purchase up to 150,000 shares of common stock exercisable at the closing bid price on July 18, 1997 ($.4375).

STOCK OPTION PLANS

     In December 1994, the Company adopted the 1994 Employees Stock Option Plan (the "Plan"). The Plan provides for the grant of options to purchase up to 1,000,000 shares of the Company's Common Stock. Under the terms of the Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISOs").

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

     In December 1994, the Company adopted the Non-Executive Director Stock Option Plan (the "Director Plan"). The Director Plan provides for issuance of a maximum of 500,000 shares of the Company's Common Stock upon the exercise of stock options granted under the Director Plan. Options are granted under the Director Plan until December 2004 to (i) non-executive directors as defined and
(ii) members of any advisory board established by the Company who are not full time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 25,000 shares upon joining the Board of Directors, and on each December 1st thereafter each non-executive director will automatically be granted an option to purchase 15,000 shares, provided such person has served as a director for the 12 months immediately prior to such December 1st.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as October, 1997, with respect to the Company's Common Stock owned by each person known to the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock, each director and all officers and directors as a group.


-----------------------------------------------------------------------------------------------------------
Name                              Position with Company       Amount and Nature     Percentage of Class
                                                              of Beneficial
                                                              Ownership(1)
-----------------------------------------------------------------------------------------------------------
William J. Opper                  Chairman of the Board       433,361 (2)           15.5%
The Rattlesnake Holding
Company, Inc.
3 Stamford Landing
Suite 130
Stamford, CT 06902
-----------------------------------------------------------------------------------------------------------
Stephan A. Stein                  Acting Co-Chief Executive   205,000 (3)           7.2%
The Rattlesnake Holding           Officer and Director
Company, Inc.
3 Stamford Landing
Suite 130
Stamford, CT 06902
-----------------------------------------------------------------------------------------------------------
David C. Sederholt                Stockholder                 294,158 (4)           10.5%
-----------------------------------------------------------------------------------------------------------
Peter C. Markatos                 Stockholder                 200,000 (5)           7.0%
-----------------------------------------------------------------------------------------------------------
Donald M. Zuckert                 Stockholder                 163,252 (6)           6.0%
-----------------------------------------------------------------------------------------------------------
Louis R. Malikow                  Secretary, Director and     191,517 (7)           6.8%
Louis R. Malikow Associates       Acting Co-Chief Executive
679 Plank Road                    Officer
-----------------------------------------------------------------------------------------------------------
Clifton Park, New York 12065
-----------------------------------------------------------------------------------------------------------
Roger Rankin                      Director                    203,434 (8)           7.3%
17561 S.E. Conch Bar Ave.
Tequesta, FL 33463
-----------------------------------------------------------------------------------------------------------
Guy B. Snowden                    Stockholder
4080 Ibis Point Circle                                        272,422 (9)           10.0%
Boca Raton, Fl 33431
-----------------------------------------------------------------------------------------------------------
All Officers and Directors as a                               1,690,722             49.8%
Group (7 persons)
-----------------------------------------------------------------------------------------------------------

----------

(1) Each person listed has sole voting and investment power over the shares listed as beneficially owned unless otherwise indicated.

(2)  Includes 150,000 vested options to purchase shares of Common Stock.

(3) Includes options to purchase 40,000 shares of Common Stock. Does not include non-vested options to purchase 80,000 shares of Common Stock.

(4)  Includes warrants to purchase 150,000 shares of Common Stock.

(5) Does not include 36,084 shares held by the mother of Mr. Markatos. Does include 200,000 warrants to purchase shares of Common Stock.

(6)  Includes options to purchase 55,000 shares of Common Stock.

(7) Includes (i) options to purchase 55,000 shares; (ii) 100,000 shares issuable upon exercise of a warrant.

(8) Includes (i) options to purchase 55,000 shares; (ii) 77,000 shares issuable upon exercise of a warrant, and 15,151 shares issuable upon conversion of a convertible Note, and 50,000 warrants issuable in conjunction with a bridge financing in September 1997.

(9) Includes (i) 27,671 shares held in five trusts established for each of Mr. Snowden's children, (ii) 36,500 shares issuable upon exercise of a warrant,
     (iii) 50,000 warrants issued to Mr. Snowden's children July 1, 1996 and
     (iv)50,000 warrants issuable in conjunction with a bridge financing in September 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1992, William J. Opper, the Chairman of the Board and former CEO, loaned the Company $100,000 on a five-year note at an interest rate of 9% per annum. This note was subsequently paid in full in July

1995. Mr. Opper's brother privately purchased an aggregate of $95,000 principal amount of 12% convertible promissory notes which were converted to common stock and warrants to purchase 34,675 shares from Donald M. Zuckert. On July 16, 1997 the Company sold all of the assets of the Rattlesnake Southwestern Grill restaurant located in White Plains, New York to a group of individuals of which William J. Opper , the Company's Chairman was a member. Mr. Opper disclaims any beneficial interest from this transaction. Mr. Opper disclaims any beneficial interest in this transaction.

     In January 1994, David Sederholt, the Company's former President and Chief Operating Officer, loaned the Company $22,300 on a note payable in two years at an interest rate of 9% per annum. This note was subsequently paid in full in August 1995. In June 1994, Mr. Sederholt's mother-in-law loaned the Company $10,000 on a note payable on demand at an interest rate of 12% per annum. This note was subsequently paid in full in August 1995.

     In June 1994, in connection with the acquisition of the Yorktown Heights facility, the Company purchased all of the shares of PEN-Z Corp. Inc. from Penny Markatos, the mother of Peter Markatos, the Company's former Executive Vice-President, for a $300,000 note payable monthly through May 2009 at an interest rate of prime plus 1% and Mrs. Markatos received 36,084 shares of Common Stock and a trust of which Mrs. Markatos is Trustee, sold the furniture and equipment in the Yorktown Heights location to the Company for $100,000 payable on a note due monthly through April 2009 at an interest rate of prime plus 1%. The Yorktown Heights facility was sold on June 27, 1997 and the Company was relieved of these related notes. Peter Markatos disclaimed any beneficial interest of any transaction involving his mother.

     On May 29, 1997, Louis R. Malikow, Secretary and a Director of the Company agreed to act as Co-CEO for a period not to exceed 150 days. Mr. Malikow will be paid $5,000 per month plus expenses incurred while acting on the Company's behalf in this capacity. In addition, Mr. Malikow has been granted warrants to purchase 100,000 shares of the Company stock at $.3125, the mean price of the stock on May 29, 1997. 50,000 of the warrants vested May 29, 1997 with the remaining 50,000 vesting on November 29, 1997.

     In September 1997 Roger Rankin, a Director of the Company, loaned the Company $50,000 as part of a bridge financing at 10% interest per annum and with a due date of the earlier of the closing of the proposed private placement or December 31, 1997.

     Guy Snowden, a principal stockholder of the Company, loaned the Company $52,500 pursuant to a demand note at 15% interest per annum. This note was subsequently paid in full August 1995. Mr. Snowden in December 1994 purchased $100,000 principal amount of 12% convertible promissory notes, convertible at $4.00 per share, and warrants to purchase 36,500 shares of the Company's common stock at an exercise price of $4.50. The note was converted into 25,000 shares of Rattlesnake Common stock. In

August 1996, Mr. Snowden loaned the Company $425,000 to finance the purchase of the Fairfield location. This First Mortgage note is at 15% and is due January 1997. As additional consideration Mr. Snowden received 50,000 warrants at the market price at the date of grant. In September 1997, Mr. Snowden loaned the Company $50,000 as part of a bridge financing at 10% interest per annum and with a due date of the earlier of the closing of the proposed private placement or December 31, 1997.

     Stephen A. Stein, the Company's acting Co-CEO and director and former Vice-Chairman, has provided, and expects to continue to provide, investment banking services for Commonwealth Associates. The Company has engaged, and in the future may continue to engage, Commonwealth Associates to provide advisory and/or financing activities. Mr. Stein disclaims any beneficial interest in any transaction or activity involving the Company and Commonwealth Associates.

     Except as provided herein, the Company has not entered into any material transactions or series of similar transactions with any director, executive officer or any security holder owning 5% or more of the Company's Common Stock.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statement Schedules

     None

(b)  Reports on Form 8-K

     During the quarter ended June 29, 1997 the Company filed no reports on Form 8-K.

(c)  Exhibits

     The following exhibits, designated by an asterisk (*), have been previously filed with the Commission with the Company's registration on Form SB-2 (File No. 33-88486) and those designated with two asterisks have been filed with the Company's 10KSB for the year ended June 30, 1995, and those with three asterisks (***) have been filed with the Company's 10KSB for the year ended June 30, 1996, and, pursuant to 17 C.F.R. Section 230.411, are incorporated by reference. Those not so designated are filed herewith. The following exhibits, designated by a dagger (+), will be filed by Amendment.

Exhibit No.            Description

2.1* Merger Agreement dated August 31, 1993 by and between Rattlesnake Ventures, Inc. and the Registrant

3.1*                   Form of Restated Certificate of Incorporation of the
                       Registrant

3.1.1***               Designation of Preferred Stock

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

10.4.1* Sale Agreement dated August 31, 1993 between the Registrant and Hamden Entertainment Inc.

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

10.22***               Employment Agreement with Stephen A. Stein

10.23*** Lease Agreement with Jack Cioffi Trust ULWT dated April 15, 1996 together with Exhibits

10.24***               Form of Series C Note

10.25***               Note Agreement with Guy B. Snowden

10.26*** Option and Escrow Agreement dated August 1996 between CFT Restaurant, Land and Building Group, Rattlesnake of Milford, Inc. et al., together with Asset Sale/Purchase Agreement and related Exhibits thereto

10.27*** First Amendment and Restated Lease between Land and Building Group and Rattlesnake of Milford, Inc.

10.28*** Form of Consulting Agreement among Frank Tummunello, Charter Tummunello, Thomas Dunn and Rattlesnake of Milford, Inc.

10.29*** Agreement of Sale dated August 6, 1996 between Kings Castle Caterers Inc. and Rattlesnake of Bay Ridge, Inc. and certain exhibits

10.30*** Assignment and Assumption Agreement dated August 23, 1994 between Holy Cow Restaurant Associates, Inc. and Rattlesnake of 86th Street, Inc.

11.1+ Securities Purchase Agreement and Warrant between David and Janet Coyle and Rattlesnake Holding Company, Inc.

11.2+                  Commonwealth Underwriting Agreement

11.3+ Convertible Subordinated Secured 18% Promissory Note dated March 4, 1997, in favor of J.L.B. of Nevada, Inc.

11.4+ Convertible Subordinated Secured 18% Promissory Note dated March 4, 1997, in favor of Michael Lauer.

11.5+ Agreement of Sale dated July 16, 1997 between Cattleman Associates LLC and Rattlesnake White Plains, Inc. and certain exhibits.

11.6+ Agreement of Sale dated May 29, 1997 between Cobra Restaurants Inc. and Rattlesnake of 86th Street, Inc. and certain exhibits

11.7+ Agreement of Sale dated June 27, 1997 between Anika Restaurant, Inc. and Penn Z. Corp., a wholly owned subsidiary of Rattlesnake Holding Company, and certain exhibits

11.8+ Reorganization and Stock Exchange Agreement among The Rattlesnake Holding Company, Inc. and Ottomanelli Brothers west, Ltd., Ottomanelli's Cafe Franchising Corp., 34th St. Cafe Associates Inc., Garden state Cafe Corp.

11.9+                  Revised Employment Agreement with Stephen A. Stein

11.10+                 Employment Agreement with Louis R. Malikow

11.11+                 William J. Opper Severance Agreement

11.12+                 David C. Sederholt Severance Agreement

11.13+                 Peter C. Markatos Severance Agreement

11.14+ Subscription Agreement, Warrant and Promissory Note between JT Partners and Rattlesnake Holding Company, Inc.

11.15+ Subscription Agreement, Warrant and Promissory Note between Don Winton and Rattlesnake Holding Company, Inc.

11.16+ Subscription Agreement, Warrant and Promissory Note between Roger Rankin and Rattlesnake Holding Company, Inc.

11.17+ Subscription Agreement between Guy B. Snowden and Rattlesnake Holding Company, Inc.

11.18+ Series C Noteholder Extension Agreement between Joseph Mandarino and Rattlesnake Holding Company, Inc.

11.19+                 Series C Noteholder Extension Agreement between Dr.
                       George Jordan and Rattlesnake Holding Company, Inc.

11.20+ Series C Noteholder Extension Agreement between Fred Meyers and Rattlesnake Holding Company, Inc.

11.21+ The Ottomanelli Group combined Financial Statements December 31, 1996 and 1995 (With Independent Auditors' Report Thereon)

22***                  Subsidiary List

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE RATTLESNAKE HOLDING COMPANY, INC.


                         By:/S William J. Opper
                            -----------------------------
                                William J. Opper
                                Chairman of the Board


Dated:   October 31, 1997

     Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities and on the dates indicated:

    Signature                    Capacity                            Date

/S William J. Opper        Chairman of the Board              October 31, 1997
--------------------
William J. Opper


/S Louis R. Malikow        Secretary and Director             October 31, 1997
--------------------       Co-Chief Executive Officer
Louis R. Malikow           (Acting) Principal
                           Accounting Officer (Acting)



/S Stephan A. Stein        Director                           October 31, 1997
--------------------       Co-Chief Executive Officer
Stephan A. Stein           (Acting)



/S Roger Rankin            Director                           October 31, 1997
--------------------
Roger Rankin

                             THE RATTLESNAKE HOLDING
                         COMPANY, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                      June 29, 1997, June 30, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors and Stockholders
The Rattlesnake Holding Company, Inc.


We have audited the accompanying consolidated balance sheets of The Rattlesnake Holding Company, Inc. and subsidiaries as of June 29, 1997 and June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 29, 1997, June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rattlesnake Holding Company, Inc. and subsidiaries as of June 29, 1997 and June 30, 1996, and the results of their operations and their cash flows for the years ended June 29, 1997, June 30, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Additionally, a $425,000 note payable associated with the acquisition of a restaurant matured on January 2, 1997, $303,749 of Series C subordinated notes payable matured on August 6, 1997 and $500,000 of convertible subordinated notes payable matured on September 4, 1997, all of which were not satisfied. Approximately $62,500 of Series C noteholders have extended the repayment date to December 15, 1997. All of the remaining obligations are in default. Management of the Company is continuing the implementation of its cost reduction plan, which included the closing and/or sale of several restaurant locations. On August 21, 1997, pursuant to a letter of intent dated May 30, 1997, the Company executed a Reorganization and Stock Exchange Agreement with The Ottomanelli Group to merge the two restaurant companies as described in note 16. Additionally, on June 2, 1997, the Company executed a letter of intent with an investment banking firm for a proposed $2,000,000 private placement of convertible preferred stock on a "best efforts" basis. In September 1997, the Company completed a $250,000 bridge financing of 10% notes payable which mature on December 31, 1997. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        KPMG PEAT MARWICK LLP


                                        October 17, 1997
                                        Jericho, New York

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                         June 29, 1997 and June 30, 1996

                                     Assets                                        1997            1996
                                     ------                                    ------------    ------------
Current assets:
     Cash                                                                      $     68,022         684,414
     Cash in escrow                                                                    --         1,237,625
     Accounts receivable                                                             13,287          63,659
     Inventory                                                                       42,119         111,312
     Pre-opening costs                                                                 --           107,289
     Prepaid expenses and other current assets                                       23,272         140,490
     Assets held for sale                                                           679,544            --
                                                                               ------------    ------------
                  Total current assets                                              826,244       2,344,789

Property and equipment, net                                                       1,007,092       2,374,848
Intangible assets, net                                                              299,102       1,534,227
Other assets                                                                        129,457         246,288
                                                                               ------------    ------------

                                                                               $  2,261,895       6,500,152
                                                                               ============    ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Current maturities of notes payable                                            835,335         576,852
     Accounts payable                                                               280,528         574,889
     Liabilities related to assets held for sale                                  1,133,257            --
     Accrued expenses                                                               357,407         488,204
     Dividends payable                                                              103,818            --
     Other current liabilities                                                      218,220         283,234
                                                                               ------------    ------------
                  Total current liabilities                                       2,928,565       1,923,179

Notes payable, net of current maturities                                            545,006       1,255,723
                                                                               ------------    ------------

                  Total liabilities                                               3,473,571       3,178,902
                                                                               ------------    ------------

Stockholders' equity:
     Preferred stock, Series A, $.10 par value, 5,000,000 shares authorized,
        56,500 and 54,500 issued and outstanding at
        June 29, 1997 and June 30, 1996, respectively                                 5,650           5,450
     Common stock, $.001 par value - 20,000,000 shares authorized,
        2,650,227 and 2,643,734 issued and outstanding, at
        June 29, 1997 and June 30, 1996, respectively                                 2,651           2,644
     Additional paid-in capital                                                  11,072,857      10,704,315
     Accrued dividends                                                             (103,818)           --
     Accumulated deficit                                                        (12,189,016)     (7,391,159)
                                                                               ------------    ------------

                                                                                 (1,211,676)      3,321,250
                                                                               ------------    ------------
                                                                               $  2,261,895       6,500,152
                                                                               ============    ============


See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                Years ended June 29, 1997, June 30, 1996 and 1995


                                                    Year ended      Year ended       Year ended
                                                     June 29,        June 30,         June 30,
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Restaurant sales                                   $  8,265,474       8,755,565       5,340,657
Less:  promotional sales                                413,524         512,756         362,589
                                                   ------------    ------------    ------------

             Net restaurant sales                     7,851,950       8,242,809       4,978,068

Costs and expenses:
     Cost of food and beverage sales                  2,443,860       2,565,905       1,610,680
     Restaurant salaries and fringe benefits          2,792,622       3,109,435       1,804,129
     Occupancy and related expenses                   2,025,198       2,118,444       1,306,469
     Depreciation and amortization expense              726,526         608,260         388,695
                                                   ------------    ------------    ------------

             Total restaurant costs and expenses      7,988,206       8,402,044       5,109,973

Selling, general and administrative                   2,715,293       2,810,433       1,332,237
Amortization of debt issuance costs                        --              --         1,027,751
Loss on closure of restaurant sites                   1,731,842         192,311            --
Interest expense                                        172,886         108,536         264,279
Miscellaneous expenses                                   41,580          12,350           2,199
                                                   ------------    ------------    ------------

             Total expenses                          12,649,807      11,525,674       7,736,439
                                                   ------------    ------------    ------------

             Net loss before extraordinary
                  item                               (4,797,857)     (3,282,865)     (2,758,371)

Extraordinary item:
     Gain on early extinguishment of debt                  --            89,710            --
                                                   ------------    ------------    ------------

             Net loss                              $ (4,797,857)     (3,193,155)     (2,758,371)
                                                   ============    ============    ============

Per share:
     Loss before extraordinary item                       (1.81)          (1.26)          (2.46)
     Extraordinary item                                    --               .03            --
                                                   ------------    ------------    ------------

             Net loss                              $      (1.81)          (1.23)          (2.46)
                                                   ============    ============    ============

Weighted average number of common
     and common equivalent shares
     outstanding                                      2,645,335       2,605,808       1,122,678
                                                   ============    ============    ============


See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                Years ended June 29, 1997, June 30, 1996 and 1995



                                                                                   Addi-
                                                                                   tional
                                        Common        Preferred       Common       paid-in
                                        shares          stock         stock        capital
                                       -----------   -----------   -----------   -----------

Balance, June 30, 1994                     905,493   $      --             905     1,866,246

Issuance of stock in connection
     with refinancing of debt               10,000          --              10        54,990
Net proceeds received from Initial
     Public Offering                     1,495,000          --           1,495     6,576,839
Net proceeds received from issuance
     of common stock in connection
     with private placement                 20,570          --              21       253,452
Conversion of debt to equity               127,500          --             128       509,872
Issuance of warrants in connection
     with private placement of debt           --            --            --          18,250
Net loss                                      --            --            --            --
                                       -----------   -----------   -----------   -----------

Balance, June 30, 1995                   2,558,563          --           2,559     9,279,649

Additional costs from Initial Public
     Offering                                 --            --            --         (43,239)
Issuance of common stock for
     services performed                      2,671          --               3        14,355
Net proceeds received from issuance
     of preferred stock                       --           5,450          --       1,123,632
Conversion of debt to equity                82,500          --              82       329,918
Net loss                                      --            --            --            --
                                       -----------   -----------   -----------   -----------

Balance, June 30, 1996                   2,643,734         5,450         2,644    10,704,315

Net proceeds received from issuance
     of preferred stock                       --             200          --          49,800
Conversion of debt to equity                 6,493          --               7        24,992
Accrued dividends                             --            --            --            --
Issuance of warrants for services
     performed                                --            --            --         293,750
Net loss                                      --            --            --            --
                                       -----------   -----------   -----------   -----------

Balance, June 29, 1997                   2,650,227   $     5,650         2,651    11,072,857
                                       ===========   ===========   ===========   ===========

                                                                        Total
                                                        Accum-          stock-
                                         Accrued        ulated         holders'
                                        dividends       deficit         equity
                                       -----------    -----------    -----------
Balance, June 30, 1994                        --       (1,439,633)       427,518

Issuance of stock in connection
     with refinancing of debt                 --             --           55,000
Net proceeds received from Initial
     Public Offering                          --             --        6,578,334
Net proceeds received from issuance
     of common stock in connection
     with private placement                   --             --          253,473
Conversion of debt to equity                  --             --          510,000
Issuance of warrants in connection
     with private placement of debt           --             --           18,250
Net loss                                      --       (2,758,371)    (2,758,371)
                                       -----------    -----------    -----------

Balance, June 30, 1995                        --       (4,198,004)     5,084,204

Additional costs from Initial Public
     Offering                                 --             --          (43,239)
Issuance of common stock for
     services performed                       --             --           14,358
Net proceeds received from issuance
     of preferred stock                       --             --        1,129,082
Conversion of debt to equity                  --             --          330,000
Net loss                                      --       (3,193,155)    (3,193,155)
                                       -----------    -----------    -----------

Balance, June 30, 1996                        --       (7,391,159)     3,321,250

Net proceeds received from issuance
     of preferred stock                       --             --           50,000
Conversion of debt to equity                  --             --           24,999
Accrued dividends                         (103,818)          --         (103,818)
Issuance of warrants for services
     performed                                --             --          293,750
Net loss                                               (4,797,857)    (4,797,857)
                                       -----------    -----------    -----------

Balance, June 29, 1997                    (103,818)   (12,189,016)    (1,211,676)
                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                Years ended June 29, 1997, June 30, 1996 and 1995

                                                                                    Year ended        Year ended        Year ended
                                                                                     June 29,          June 30,          June 30,
                                                                                       1997              1996              1995
                                                                                    -----------       -----------       -----------
Cash flows from operating activities:
     Net loss                                                                       $(4,797,857)       (3,193,155)       (2,758,371)
     Adjustments to reconcile net loss to net cash provided by
        operating activities:
           Depreciation and amortization                                                797,092           651,597         1,420,314
           Loss from fixed asset disposals                                               26,989              --                --
           Gain on early extinguishment of debt                                            --             (89,710)             --
           Loss on closure of restaurant sites                                        1,850,043           190,965              --
           Valuation warrants issued for services                                       293,750              --                --
           Issuance of stock in connection with debt restructuring                         --              30,000            55,000
           Stock issued for services provided                                              --              14,358              --
           Changes in assets and liabilities, net of acquisition:
               Decrease (increase) in accounts receivable                                50,308           (36,521)          (10,712)
               Decrease (increase) in inventory                                          27,356           (25,013)          (17,897)
               Decrease (increase) in prepaid expenses and other assets                 119,016          (206,384)          (31,445)
               Increase in pre-opening costs                                               --            (169,138)          (21,697)
               (Decrease) increase in accounts payable and
                  accrued expenses                                                     (177,779)         (334,691)        1,178,214
               Increase (decrease) in other current liabilities                         157,016           (34,609)          100,718
                                                                                    -----------       -----------       -----------

                  Net cash used in operating activities                              (1,654,066)       (3,202,301)          (85,876)
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
     Capital expenditures                                                              (269,237)       (1,769,272)         (314,242)
     Payments for acquisitions of leaseholds and lease costs                           (208,627)         (155,924)         (150,448)
     Purchase of liquor license                                                            --            (150,000)             --
                                                                                    -----------       -----------       -----------

                  Net cash used in investing activities                                (477,864)       (2,075,196)         (464,690)
                                                                                    -----------       -----------       -----------

Cash flows from financing activities:
     Proceeds from IPO                                                                     --           7,260,800              --
     Proceeds from issuance of convertible notes                                        500,000              --             510,000
     Net proceeds from private placement                                                   --                --             383,263
     Net proceeds from cost of issuance of preferred stock                            1,287,625          (108,543)             --
     Proceeds from borrowings                                                              --             100,000           484,250
     Principal repayment of borrowings                                                 (272,087)       (1,275,423)         (141,567)
     IPO costs                                                                             --             (43,239)         (682,466)
                                                                                    -----------       -----------       -----------

                  Net cash provided by financing activities                           1,515,538         5,933,595           553,480
                                                                                    -----------       -----------       -----------

Net (decrease) increase in cash                                                        (616,392)          656,098             2,914

Cash, beginning of period                                                               684,414            28,316            25,402
                                                                                    -----------       -----------       -----------

Cash, end of period                                                                 $     8,022           684,414            28,316
                                                                                    ===========       ===========       ===========

Cash paid during the period for:
     Interest                                                                       $   100,871           221,825            57,686
                                                                                    ===========       ===========       ===========

     Income taxes                                                                   $    31,963            17,015             2,199
                                                                                    ===========       ===========       ===========



See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      June 29, 1997, June 30, 1996 and 1995



(1)  Organization and Description of Business

     (a) Description of Business

     As  of  June  29,  1997,  the   Rattlesnake   Holding  Company,   Inc.  and
          subsidiaries (collectively, the Company), operated four restaurants in Lynbrook, New York; South Norwalk, and Danbury, Connecticut and Flemington, New Jersey. The Company closed four of its restaurants as follows: Hamden, Connecticut in January 1996, Fairfield, Connecticut in January 1997, White Plains, New York in March 1997 and Yorktown Heights, New York in June 1997 and had determined that it would close the Lynbrook, New York site. On September 17, 1997, the Company closed the Lynbrook, New York restaurant. The Company acquired a restaurant facility in August 1996 which the Company did not open for operations. This facility was sold in May 1997 (note 4). Company restaurants feature casual dining utilizing a southwestern theme.

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

     On  June 29, 1995,  the Company  completed an initial public offering (IPO)
          of 1,300,000 shares of its common stock and 195,000 additional shares pursuant to the exercise of the over-allotment option by the underwriter at $5.50 per share. The net proceeds of the offering, after deducting underwriters' commissions and fees of $986,700 and offering costs of $700,705, were $6,535,095. The proceeds from this offering were to be used for working capital, marketing and advertising, the implementation of the Company's expansion strategy and to repay subordinated debt. The underwriter received warrants to purchase 130,000 shares of common stock at a price of 120% of the offering price for a term of four years commencing from the date of the offering. Upon the closing of the offering, the Company executed a one year consulting agreement, as amended, under which the underwriter received $30,000 for providing financial advisory and other consulting services.

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


                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern can not be reasonably assured.

     The Company  has incurred  aggregate losses since inception of $12,189,016, inclusive of a net loss in fiscal 1997 of $4,797,857. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1998. Additionally, $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 have extended the repayment date to December 15, 1997, (note 9), $500,000 convertible subordinated notes payable matured September 4, 1997 (note
          9) and a $425,000 note payable associated with the acquisition of a restaurant matured on January 2, 1997 (note 8), all of which were not satisfied by the Company and are in default.

     Management of the Company is continuing the implementation of its cost reduction plan, which addresses the restaurant operating losses. Such plan included the closing and sale of the Yorktown Heights and White Plains, New York locations, as well as the sale of its New York City property. The Company has closed its Fairfield, Connecticut location and is holding this property for sale. In September 1997, the Company has closed its Lynbrook, New York location. The Company has reduced its work force and is implementing other cost containment measures designed to reduce operating expenses and improve restaurant operating performance. The sales of the above mentioned locations were completed in the fourth quarter of fiscal year 1997 and first quarter of fiscal year 1998; therefore the Company anticipates recognizing the impact of these reductions in the first and second quarters of fiscal 1998. On August 21, 1997, pursuant to a letter of intent dated May 30, 1997, the Company executed a Reorganization and Stock Exchange Agreement with The Ottomanelli Group to merge the two restaurant companies as described in note 16. Additionally, on June 2, 1997, the Company executed a letter of intent with an investment banking firm for a proposed $2,000,000 private placement of convertible preferred stock on a "best efforts" basis. In September 1997, the Company completed a $250,000 bridge financing of 10% notes payable which mature on December 31, 1997. The Company is also negotiating with an investor to refinance the $500,000 convertible notes payable. The Company plans to satisfy the $425,000 short term note payable from the proceeds of the sale of the building and assets at the Fairfield, Connecticut facility. The Company may need additional capital to further fund operations and repay liabilities until the Company's plan is fully implemented.

     Management believes that the implementation of its cost reduction plan, finalization of the proposed merger with The Ottomanelli Group, and proposed $2,000,000 private placement will enable the Company to achieve profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan as outlined above, or if such plans are achieved, that the Company's operations will be profitable.

     (b)  Reporting Periods

     On April 2, 1996,  the Board of  Directors  approved  a  change,  effective
          July 1, 1996, in the Company's accounting reporting period to a 52 week cycle ending on the last Sunday in June. This change was implemented to establish consistency between the Company's operational and accounting reporting periods.


                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

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

     (d)  Accounts Receivable

     Accounts receivable consist principally of bank credit card accounts receivable.

     (e)  Inventories

     Inventories consist primarily of restaurant food items and supplies and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

     (f)  Pre-Opening Costs

     Certain costs relating to hiring and training of employees prior to the opening of new restaurants are capitalized and amortized over a twelve month period commencing upon restaurant opening. At June 30, 1996 such costs amounted to $107,289.

     (g)  Net Assets Held for Sale

     Pursuant to a restaurant lease agreement,  the Company exercised its option to purchase the facility for $425,000. This transaction was financed by a shareholder through a 15% short-term note payable (note 8). In addition, the investor received 50,000 warrants at an exercise price equal to the market price at the date of the grant. The restaurant facility at this location was closed on January 4, 1997. The building is currently being held for sale and is classified on the financial statements as net asset held for sale, net of an additional $100,000 writedown (note 4).

     At June 29, 1997, the Company recorded $679,544 of net assets held for sale. This balance represents $335,986 of assets which were sold on July 16, 1997, $25,000 of assets from a restaurant facility which was closed September 17, 1997 and $318,558 relating to a building as discussed above.

     (h)  Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated primarily on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

               Artifacts                               3 years
               Original small wares                    3 years
               Furniture and fixtures                  5 years
               Restaurant and office equipment         7 years
               Leasehold improvements               3-15 years
               Building                               40 years

                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     (i)  Intangible Assets

     Intangible  assets   consist   principally   of  costs  to  acquire  leased
          facilities. These costs are amortized over the life of the related lease, generally 3 to 15 years. Accumulated amortization at June 29, 1997 and June 30, 1996 was $107,950 and $401,114, respectively.
          Amortization expense was $201,377, $227,847 and $150,480 for the years ended June 29, 1997, June 30, 1996 and June 30, 1995, respectively. In connection with the closing of the Fairfield, White Plains, Yorktown Heights, Lynbrook and 86th Street locations, the Company wrote off approximately $1,239,000 in leasehold costs, organization costs, and lease costs, net of accumulated amortization of $494,541 in fiscal 1997. In connection with the closing of the Hamden location, the Company wrote off approximately $65,000 in leasehold costs, net of accumulated amortization of $21,672 in fiscal 1996.

     (j)  Other Assets

     The Company   utilizes  an  outside  service  to  provide   financing   and
          promotional activities. The costs relating to these activities are capitalized and are being amortized over the repayment period. The Company also capitalized deferred costs relating to potential Rattlesnake locations under negotiation.

     (k)  Financial Instruments

     Management of the Company believes that the book value of its monetary assets and liabilities, exclusive of long-term debt, approximates fair value as a result of the short-term nature of such assets and liabilities. Management further believes that the fair market value of long-term debt does not differ materially from carrying value.

     (l)  Reclassification

     Certain reclassifications of prior period balances have been made to conform with the fiscal 1997 presentation.

     (m)  Use of Estimates

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

     (n) Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     Effective  July  1,  1996,  the  Company  adopted  Statement  of  Financial
          Accounting Standards (SFAS) No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No.121 requires, among other things, that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No.121 on July 1, 1996 did not have a material impact on the Company's consolidated financial position or results of operations (note 4).

                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     (o)  Accounting for Stock-Based Compensation

     Effective July 1, 1996,  the Company  adopted SFAS No.123  "Accounting  for
          Stock-Based Compensation", which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation under the existing accounting rules contained in Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees", and related interpretations, but has provided disclosures of stock-based compensation expense determined under the fair value provisions of SFAS No.123.

(3)  Restaurant Acquisition

     On August 7, 1996, the Company signed a purchase and sale agreement for $388,000 for a restaurant location on 86th Street in New York City. Included in the purchase price was the lease and certain furniture, fixtures and equipment. The Company did not open this location and the restaurant was sold in May 1997 for total consideration aggregating $289,387. The Company remains a guarantor of the lease.

     On August 6, 1996, the Company entered into two agreements for the option to lease restaurant locations in Bayridge, New York and Milford, Connecticut. The Company allowed both options to expire in fiscal 1997.

(4)  Closure of Restaurant Sites

     In fiscal  year 1996, the  Board of Directors authorized the closing of the
          Rattlesnake Southwestern Grill Restaurant located in Hamden, Connecticut. The facility was closed on January 7, 1996. A majority of the fixed assets at the facility were removed to be utilized at other existing or new facilities. All remaining fixed assets and leasehold improvements have been abandoned and all intangible assets have been written off. A loss of $192,311, relating to the closing of the Hamden location, was recorded in fiscal 1996.

     In fiscal  1997,  the  Board  of  Directors  authorized  the closing of the
          Rattlesnake Southwestern Grill Restaurant located in Fairfield, Connecticut. The facility was closed on January 4, 1997. The fixed assets, leasehold improvements and intangibles at the facility have been written off. The building is reflected at its estimated realizable value and is currently accounted for in the financial statements in "net assets held for sale." A net loss of $394,941 relating to the closing of the Fairfield location was recorded in fiscal 1997.

     In fiscal 1997, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in White Plains, New York. The facility was closed on March 1, 1997 and sold on July 16, 1997. The Company recorded a loss of $224,135 related to the closing of this location in 1997. The Company sold all of the assets of White Plains except for cash, receivables and certain items specified in the Asset Purchase Agreement in exchange for a release from its note payable to the landlord of $276,499, the purchaser's assumption of food credits and other miscellaneous liabilities totaling $39,017, and the receipt of a $23,500 note receivable from the purchaser. The facility was sold to a group which includes the Company's Chairman of the Board.



                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     In fiscal 1997, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Yorktown Heights, New York. The facility was closed on June 9, 1997 and sold on June 27, 1997. The purchaser assumed the remaining outstanding balance of the notes payable to the landlord and the related lease obligation. A net loss of $362,091, relating to the closing of the Yorktown Heights location, was recorded in fiscal 1997.

     The Restaurant location on 86th Street in New York was never opened and on May 29, 1997 the Company sold the fixed assets and transferred its interest in the lease at that location for total consideration aggregating $289,387. The Company continues to guarantee the lease obligation. A net loss of $306,456, relating the sale of the 86th Street location, was recorded in fiscal 1997.

     In fiscal 1997, the Board of Directors authorized the disposition of the Rattlesnake Southwestern Grill Restaurant located in Lynbrook, New York. On September 17, 1997, the Company closed the restaurant and wrote-off the related assets to its estimated realizable value. A net loss of $374,852 relating to the closing of this location was recorded in fiscal 1997.

     At June 29, 1997, consistent with the Board's approval for the closure of the above-mentioned locations, the assets held for sale and related liabilities have been reclassified as "assets held for sale" and "liabilities related to assets held for sale". The accompanying June 29, 1997 consolidated balance sheet includes the following components:


                   Fairfield restaurant facility            $  318,558
                   White Plains restaurant facility            335,986
                   Lynbrook equipment                           25,000
                                                           -----------
                      Assets held for sale                     679,544
                                                           -----------
                   Notes payable                               702,914
                   Accounts payable                            185,555
                   Accrued expenses                             47,759
                   Other current liabilities                   197,029
                                                           -----------
                      Liabilities related to assets
                         held for sale                      $1,133,257
                                                            ==========






                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

(5)  Property and Equipment

     Property and equipment consists of the following:

                                             June 29,1997    June 30, 1996
                                             ------------    -------------

           Leasehold improvements            $   783,415         1,410,404
           Restaurant and office equipment       457,378           918,787
           Furniture and fixtures                211,320           494,876
           Original smallwares                    66,144            73,562
           Artifacts                              24,114            23,952
                                             -----------         ---------
                                               1,542,371         2,921,581

           Less accumulated depreciation
              and amortization                  (535,279)         (546,733)
                                             -----------         ---------

                                             $ 1,007,092         2,374,848
                                             ===========         =========

     Related depreciation and amortization expenses were $478,611, $334,695 and $200,592 for the year ended June 29, 1997, June 30, 1996 and 1995, respectively. Accumulated depreciation and amortization of $490,065 and $125,662 relating to the disposal of fixed assets at the locations which were closed (note 4).

(6)  Other Assets

     Other assets consist of the following:

                                                   June 29,   June 30,
                                                     1997       1996
                                                  --------    -------
                      Promotional meal programs   $ 71,071    132,058
                      Deposits                      47,779     96,737
                      Loans receivable              10,607     17,493
                                                  --------    -------
                                                  $129,457    246,288
                                                  ========    =======

(7) Capital Structure

    The Company's capital structure is as follows:

                                                               Shares issued
                                                              and outstanding
                                                              ---------------
                                                Shares      June 29,    June 30,
     Security                   Par value     authorized      1997       1996
     --------                   ---------     ----------      ----       ----

Common stock                $.001 per share   20,000,000   2,650,227   2,643,734
Preferred stock, Series A    $.10 per share    5,000,000      56,500      54,500



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

     The preferred stock is redeemable only at the option of the Company, commencing one year from the date of issuance, based upon the sales price of the Company's common stock. The preferred stock has a liquidation preference of $24.50 per share, together with accrued and unpaid dividends. The Board of Directors has the authority to establish the specific provisions of the preferred stock, i.e., liquidation rights, dividend parameters, at the date of issuance.

     To date, the Board of Directors have not declared any dividends, although cumulative dividends relating to the preferred stock of $103,818 have been accrued in the June 29, 1997 consolidated balance sheet.

(8)  Notes Payable

     Notes payable consists of the following:

                                                          June 29,     June 30,
                                                            1997         1996
                                                            ----         ----
Series A subordinated  notes payable due
  August 6, 1996,  with interest at 9%
  converted to Series C notes                             $  2,089       525,000

Series B  convertible  subordinated  notes
  payable  due July 7, 2000 with interest
  at 9%,  convertible at $3.85 per share
  (including $58,338 held by a related party)              500,000       525,000

Note payable to shareholder relating to the
  acquisition of Pen-Z Corp., payable in
  monthly payments of $2,700 at June 30, 1996
  with interest at 1% over prime (9.25%
  at June 30, 1996).  The Company was released
  from this debt in fiscal year 1997 as a result
  of the sale of this location (note 4)                        225       289,227

Series C subordinated  notes payable due
  August 6, 1997,  with interest at 15%
  (including $58,338 held by a related party)              303,749          --

Convertible subordinated notes payable due
  September 4, 1997, with interest at 18%                  500,000          --

                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                                                          June 29,     June 30,
                                                            1997         1996
                                                            ----         ----

Note payable to related party relating to
  the acquisition of the Fairfield building,
  due January 2, 1997 with interest at 15%              $  425,000          --

Note payable to a related party, due in
  monthly installments of $1,270, including
  principal and interest at 18% through
  February 1998                                              9,505        21,799

Note payable to a  stockholder  relating  to
  purchase  of  furniture  and equipment for
  the Penz Corp.,  due in monthly  installments
  of $900 at June 30, 1996 including principal
  and interest at prime plus 1% through
  2009.  The Company was released from this
  debt in fiscal year 1997 as a result of the
  sale of this location (note 4)                               173        96,274

Note payable relating to acquisition of lease,
  due in monthly installments of $2,867,
  including principal and interest
  at 8% through July 2010.  The Company was
  released from this debt subsequent to
  year-end as a result of the sale of
  the location (note 4)                                    277,516       289,206

Notes  payable relating  to  acquisition
  of  lease, due  in  monthly installments
  of $1,666 of  principal plus  interest
  at 1% over prime (9.5% at June 29, 1997
  through September 1, 2000)                                64,998        86,069
                                                        ----------     ---------
                                                         2,083,255     1,832,575
  Less:  Current maturities                                835,335       576,852
  Less:  Liabilities relating to assets
  held for sale                                            702,914          --
                                                        ----------     ---------
                                                        $  545,006     1,255,723
                                                        ==========     =========

Notes payable to shareholders and other related parties (Company officers and directors) were $551,579 and $523,976 at June 29, 1997 and June 30, 1996,
     respectively.

Maturities of these notes is as follows:

                     Fiscal year ended:
                         1997 and 1998                $1,538,249
                                  1999                    19,992
                                  2000                   519,992
                                  2001                     5,002
                                  2002                      --
                     Thereafter                             --
                                                      ----------

                                                      $2,083,255
                                                      ==========


                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

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

     In fiscal 1997,  the  Company offered an extension  agreement to the Series
          A noteholders, providing for a one year extension of the maturity date, in exchange for an increase in the interest rate from 9% to 15% and one warrant for every dollar of indebtedness. The warrants provide for exercise prices ranging between $2.50 - $3.00 and expire on August 6, 2001. Through October 7, 1996, noteholders aggregating $303,749 accepted the terms of the extension and the remaining $221,243 was paid in cash.

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

                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     During May and June 1995, the Company issued $510,000 of 12% subordinated debt which was automatically converted into shares of Common Stock at the rate of $4.00 per share upon the effective date of the initial public offering.

     In  March  1996,  the Company  entered into an agreement with an investment banking firm to sell 200,000 shares of Series A preferred stock and 800,000 common stock warrants in a private placement for a total consideration of $5,000,000. The preferred stock was valued at $24.50 per share and each warrant at $.125 per warrant. The warrants are exercisable at a price of $7.00 per share and expire on August 31, 2001. On June 30, 1996, the Company closed on the sale of 54,500 shares of the aforementioned Series A preferred stock and 218,000 common stock purchase warrants. The underwriter received warrants to purchase 27,250 shares of common stock at $3.78 per share which expire on August 31, 2001. The net proceeds of the offering were $1,129,082, net of commissions and expenses of $233,418. The offering period expired on June 30, 1996.

     In July 1996, the Company sold to an outside investor, through a separate offering, an additional 2,000 shares of preferred stock under the same terms as noted above.

     On October 10, 1996, a letter of intent was executed with an investment banking firm to raise a maximum of $3,000,000 through a private placement to be sold on a "best efforts" basis. No funds were raised through this placement.

     On March  4,  1997,  the   Company   entered  into  a   private   financing
          arrangement for $500,000 of convertible subordinated notes. The notes are payable on September 4, 1997. The principal amount of the Notes may be converted into the Company's common stock at a conversion price of $0.75 per share anytime before the repayment of principal. The notes are fully subordinated to all "senior indebtedness" of the Company and are secured by all the issued and outstanding shares of the Company's wholly-owned subsidiaries: Rattlesnake Ventures, Inc., Rattlesnake-Danbury, Inc., Rattlesnake-Flemington, Inc. and Rattlesnake-Lynbrook, Inc. The notes matured on September 4, 1997 and were not satisfied by the Company and are in default (note 16).

     On June 2,  1997,   the  Company  executed   a  letter  of  intent  with an
          investment banking firm for a proposed $2,000,000 private placement of convertible preferred stock on a "best efforts" basis.

(10) Accrued Expenses and Other Liabilities

     (a)  Accrued Expenses

     Accrued expenses consist of the following:

                                             June 29,            June 30,
                                               1997                1996
                                               ----                ----

Interest payable                             $166,515             94,500
Severance liabilities                          80,696               --
Other                                          57,867            109,604
Accrued payroll                                52,329            284,100
                                             --------            -------

                                             $357,407            488,204
                                             ========            =======



                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     (b)  Other Liabilities

     The Company has entered  into  marketing  agreements  whereby  it  receives temporary financing in exchange for participating in discounted price meal programs. At June 29, 1997 and June 30, 1996, the balances outstanding under this program were $218,220 and $283,234, respectively, which are included in other liabilities in the accompanying consolidated balance sheets.

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 29, 1997 and June 30, 1996 are presented below:

                                                         June 29,      June 30,
                                                           1997          1996
                                                           ----          ----

             Deferred tax assets:
                Net operating loss carry forward       $4,349,000      2,381,000
                                                       ----------      ---------
                      Total gross deferred tax assets   4,349,000      2,381,000

             Less valuation allowance                   4,336,000      2,350,000
                                                       ----------      ---------
                      Net deferred tax assets              13,000         31,000
                                                       ----------      ---------

             Deferred tax liabilities:
                Depreciation and amortization              13,000        31,0000
                                                       ----------      ---------
                      Net deferred tax liability           13,000        31,0000
                                                       ----------      ---------

                                                       $      --            --
                                                       ==========      =========


     The valuation allowance for deferred tax assets as of July 1, 1996 and July
          1, 1995 was $2,350,000 and $1,013,000, respectively. The change in the total valuation allowance for the years ended June 29, 1997 and June 30, 1996 and 1995 was $1,986,000, $1,337,000 and $435,000,
          respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $10,873,000. At June 29, 1997 and June 30, 1996, the Company has net operating loss carry forwards for Federal and State income tax purposes of approximately $10,873,000 and $5,952,000, respectively (the NOL carry forwards), which are available to offset future taxable income, if any, through 2012. Losses for income tax purposes for the years ended June 29, 1997 and June 30, 1996 and 1995 were approximately $4,581,000, $3,308,000 and
          $2,983,000, respectively. Based upon the limited operating history of the Company and losses incurred to date, management believes that the value of the deferred tax asset is impaired and has fully reserved the deferred tax asset.

     In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, as it applies to the NOL carry forwards, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change") will place an annual limitation on the Company's ability to utilize its existing NOL carryforwards to offset United States Federal taxable income in future years. Generally, such limitation would be equal to the value of the Company as of the date of the Ownership Change multiplied by the Federal long-term tax exempt interest rate, as published by the Internal Revenue Service. The Company believes that an Ownership Change has occurred due to changes in the beneficial ownership of the Company's Common Stock in the current three-year testing period immediately prior to the initial public offering and would cause the annual limitations as described above to apply. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carryforwards.

(12) Commitments and Contingent Liabilities

     Commitments

     The Company's operations  are  principally  conducted  in leased  premises.
          Remaining lease terms range from approximately 3 to 9 years. Certain leases contain contingent rental provisions based upon a percentage of gross sales. As of June 29, 1997, the Company has non-cancelable operating lease commitments as follows:

                              1998          $  369,524
                              1999             367,234
                              2000             355,008
                              2001             274,740
                              2002             269,545
                              Thereafter       608,720
                                            ----------

                                            $2,244,771
                                            ==========


     Certain  shareholders  and  directors  have  personally   guaranteed  lease
          payments for two locations.


                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. There were no contingent rental payments in any of the periods presented.

     Rent expense was $930,676, $677,877 and $347,525 for the periods ended June
          29, 1997, June 30, 1996 and 1995, respectively.

     In connection with the sale of preferred stock, the Company is required to pay a 7-1/2% dividend payment to the preferred stockholders. These dividends are payable semi-annually in arrears on May 15 and November 15 of each year commencing November 15, 1996. At June 29, 1997, dividends totaling $103,818 have been accrued but not yet declared or paid.

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

     The Company entered into a twelve month agreement with an investment banking firm commencing September 1, 1996 which was subsequently revised on October 10, 1996, under which the investment banking firm will provide advisory services related to corporate finance and mergers and acquisitions. The investment banking firm will receive an initial retainer of $10,000 and monthly payments of $3,000 for the first three months, $4,000 for the next four months and $5,000 for the remaining six months and warrants to purchase 125,000 shares of the Company's common stock exercisable within five years at a price equal to 120% of the average closing bid price of the Company's common stock for the five preceding days. The Company has made payments totaling $16,000 and has accrued the remaining $34,000 at June 29, 1997.

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

                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

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

     At June 29,  1997,  there  were   73,500  and   295,000  additional  shares
          available for grant under the Employees and Director Plans, respectively. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $0.51 and $1.22, respectively for those options whose exercise price equaled the market price of the stock on the date of grant and $.05 and $0, respectively for those options whose exercise price was above the market price of the stock on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 and 1996 - expected dividend yield 0%, risk-free interest rate of between 5.07% and 5.86%, an expected life of between approximately 2.5 - 5 years and expected stock volatility of between 38 - 130%.

     The Company  applies APB  Opinion  No.25 in  accounting  for its Plan  and, accordingly, no compensation cost has been recognized for its employees and directors stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                     1997         1996
                                                     ----         ----

               Net loss          As reported   $ (4,797,857)  (3,193,155)
                                 Pro forma       (5,267,816)  (3,403,118)

               Loss per share    As reported   $     (1.81)        (1.23)
                                 Pro forma           (1.99)        (1.31)


     Pro forma net income reflects only options and warrants granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No.123 is not reflected in the pro forma net income amounts presented above because compensation cost for options and warrants granted prior to July 1, 1995 were not considered.


                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     Activity in non-ISO's was as follows:

                                                                        Weighted
                                                                        Average
                                           Number      Option Price     Exercise
                                          of Shares     per Share        Price
                                          ---------     ---------        -----

     Options outstanding June 30, 1995     600,000     $     4.50         2.63

     Options Granted                       124,000           5.25         3.06
                                           -------     ----------         ----

     Options outstanding June 30, 1996     724,000      4.50-5.25         4.25

     Options Granted                       396,000      0.25-2.25          .44
     Terminated Options                   (427,000)     .375-5.25         3.21
                                           -------     ----------         ----

     Options outstanding June 29, 1997     693,000     $0.25-5.25         3.11
                                           =======     ==========         ====


Activity in ISO's was as follows:

                                                                        Weighted
                                                                        Average
                                           Number      Option Price     Exercise
                                          of Shares     per Share        Price
                                          ---------     ---------        -----

     Options outstanding June 30, 1995      87,000     $4.50-5.50         2.41
     Options Granted                        78,500      3.50-5.25         2.99
     Terminated Options                    (36,000)          4.50         2.91
                                           -------     ----------         ----
     Options outstanding June 30, 1996     129,500      3.50-5.50         4.14
     Options Granted                        44,000      0.25-2.63         3.53
     Terminated Options                    (70,000)     2.50-5.25         3.62
                                           -------     ----------         ----
     Options outstanding June 29, 1997     103,500     $0.25-5.50         5.35
                                           =======     ==========         ====


     The Employees   and  Director  Plans  expire  in  December   2004,   unless
          terminated earlier by the Board of Directors under conditions specified in the respective Plans. No options have been exercised as of June 29, 1997 and June 30, 1996.

     At June 29, 1997, the range of exercise prices and range of the remaining contractual life of outstanding options was $0.25 - $5.50 and approximately 2.5 - 4.5 years, respectively.

     At June 29, 1997 and June 30, 1996 and 1995, the number of options exercisable was 653,500, 346,167 and 100,000, respectively, and the weighted-average exercise price of those options was $3.40, $4.24 and $2.60, respectively.


                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     The Company granted 335,000 shares of restricted warrants to employees and directors during the 1997 fiscal year. The warrants were granted on June 2, 1997; 200,000 as a result of the separation agreement signed between the Company and the Executive Vice President (note 13(c)) and 135,000 shares of options previously issued to the Vice President of Finance which were terminated as of this date and warrants were issued in their place with the exercise price equal to the market price of the stock on the date of grant. The weighted average grant date fair value of the warrants was not material using the Black Scholes option pricing model with assumptions utilized similar to that noted above for the options.

     The Company granted 717,992 shares of warrants to non-employees during 1997 for services performed. The total compensation cost recognized in fiscal 1997 for these stock-based compensation awards was approximately $294,000 using the Black Scholes option-pricing model with the following assumptions - expected dividend yield 0%, risk-free interest rate of 5.25%, expected life of 5 years and expected stock volatility of 86%.

     (b)  Employment Agreements

     The Company and  its  Chairman,  President  and  Executive  Vice  President
          (collectively, the Senior Management Group) entered into employment agreements in December 1994 for a period commencing in December 1994 through December 1997. The agreements provide for annual compensation for the Senior Management Group collectively of $250,000, increasing by 10% annually, plus certain other benefits. The agreements also provide for annual aggregate incentive compensation for the Senior Management Group based on consolidated pre-tax earnings of the Company, as defined, as follows:

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



                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     (c)  Separation Agreements

     On March 15, 1997  an  agreement  was  signed  between the Company and Vice
          Chairman & Chief Administrative Officer which amended the December 1995 employment agreement. Under the new agreement, the former Vice Chairman & Chief Administrative Officer will accept the position of Acting Co-Chief Executive Officer. This agreement waives any base rate or annual rate increases per the previous agreement and modified the term to March 1, 1997 through February 28, 1999. Services are provided on a part-time consulting basis. The compensation for the period March 1, 1997 through February 28, 1999 will be $75,000, plus benefits. This agreement also included the grant of an option to purchase 125,000 shares of stock at the closing price on the date of this agreement ($1-1/16). The agreement also includes that in the event the stock options previously granted under the current Company stock option plans are repriced for any employee, the existing stock option grants for the acting Co-CEO will be repriced at the same time as any repricing and under the same terms and conditions.

     On March  15,  1997 an  agreement  was  signed  between  the   Company  and
          Chairman & Chief Executive Officer which terminated the previous December 1, 1994 employment agreement and any and all oral agreements relating to his employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental, disability and life insurance and severance payments, all unpaid amounts are accrued at June 29, 1997. In connection with this agreement, the Chief Executive Officer's employee stock options shall be immediately vested and shall be amended to constitute non-qualified employee stock options and the strike price is reduced to an exercise price of $2.00 (note 13).

     On May 29, 1997 an agreement was signed between the Company and the Director of the Corporation for acceptance of the position of acting Co-CEO for up to 150 days. This agreement included five months of compensation at $5,000 a month and 100,000 warrants at the closing bid on the date of this agreement.

     On June 2, 1997  an  agreement  was signed  between the Company & Executive
          Vice President which terminated the December 1, 1994 employment agreement and any and all oral agreements relating to his employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental, disability and life insurance and severance payments, all of which is accrued at June 29, 1997. In connection with this agreement, the Executive Vice President's stock options were replaced by a warrant to purchase up to 200,000 shares of common stock exercisable at the closing bid on the date of this agreement ($0.25).

     (d)  Other Benefits

     The Company provides, on a contributory basis, medical benefits to active employees. The Company does not provide medical benefits to retirees, except as disclosed above.

(14) Litigation

     The Company is a defendant in litigation arising from the normal course of its affairs. Management is of the opinion, pursuant to the advice of counsel, that settlement, if any, of the aforementioned litigation will not have a material adverse impact on the financial position or results of operations of the Company.

                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

(15) Earnings Per Share

     For the  year ended  June 29,  1997 and June 30,  1996 a  weighted  average number of shares was not calculated for options and warrants outstanding due to their anti-dilutive effect on the Company's net loss per share calculation.

     For the year ended June 30, 1995, weighted average common shares and equivalents outstanding are 1,122,678. The 12% convertible notes do not meet the criteria of a common stock equivalent, as its yield at the time of issuance is greater than the AA corporate bond yield.

(16) Subsequent Events

     On July 25,  1997,  an  agreement  was  signed  between  the   Company  and
          President which terminated the previous December 1, 1994 agreement and any and all oral agreements relating to the employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental, disability and life insurance and severance payments. In connection with this agreement, the President's employee stock options are replaced by a warrant to purchase up to 150,000 shares of common stock exercisable at the closing bid price on July 18, 1997 ($7/16).

     On August 21, 1997, the Company signed a Reorganization  and Stock Exchange
          Agreement (the Agreement) with the Ottomanelli Group, which includes the following four restaurants and food service companies affiliated through common control; 34th Street Cafe Associates, Inc., Garden State Cafe Corporation, Ottomanelli Brothers West, Ltd. and Ottomanelli's Cafe Franchising Corporation. The Ottomanelli Group Companies will contribute 100% of its outstanding common stock in exchange for 37-1/2% of Rattlesnake outstanding common stock, as well as common stock purchase warrants equivalent to 37-1/2% of all outstanding potentially dilutive securities, including options, warrants, preferred stock and convertible debt. The agreement is cancelable by either party prior to closing under specified terms in the Agreement.

     The contract also provides for the execution of employment and non-compete agreements by specified Ottomanelli employees and the execution of the trademark license agreements. Additionally, other conditions include:
          Rattlesnake successfully entering into an agreement with the Series A Preferred shareholders to induce into conversion of common stock; that specified $500,000 of debt will be converted into equity; the $425,000 mortgage on the Rattlesnake Fairfield, Connecticut facility will be paid or assumed by a third party; the securing of $150,000 bridge financing; and securing a commitment letter by an investment banking firm of $1.5 million equity financing under terms and conditions subject to the acceptance of Ottomanelli.

     On September  8, 1997,  the  Company   repriced  warrants  issued  to three
          Series C noteholders with principal aggregating $62,499 in return for extension of the re-payment period to December 15, 1997. If in the event Rattlesnake does not make payments by the extended date, each will receive an additional 10,000 warrants at the same exercise price.

     On September  17,  1997,  the  Company  received  a  letter   from   NASDAQ
          indicating that the Company would be removed from the NASDAQ Small Cap listing at the close of business on September 17, 1997 due to its failure to comply with the minimum capital and surplus requirement of $1,000,000 and the $1.00 minimum stock price.

                                                                     (Continued)

                THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

     On September 17, 1997, the Company closed its restaurant facility in Lynbrook, New York.

     On September 29, 1997, the Company received a demand for payment for the $500,000 18% convertible notes payable due September 4, 1997. The Company is negotiating with an investor to refinance this obligation.

     In September 1997,  the Company  completed  a bridge  financing under which it sold five $50,000 units totaling $250,000. Each full unit consisting of (i) the Company's ten percent (10%) promissory note in the principal amount of $50,000 (the "Note"), and (ii) upon repayment of the Note, one four-year warrant for each dollar of financing provided herewith, at the rate of one warrant convertible into one share of the Company's common stock at the average bid price on the day of the receipt of the financing. In the event that the holder of the Note elects conversion rather than repayment of the Note, the Note shall be automatically converted into convertible preferred stock or promissory notes offered in a private placement offering (the "Proposed Private Placement"). Such conversion shall occur, upon the closing of the Proposed Private Placement, at a price per share equal to eighty percent (80%) of the per share conversion price sold in the Proposed Private Placement. In the event that a closing of the proposed Private Placement shall not have occurred prior to December 31, 1997, the Holder shall be entitled to receive payment of the Note on that date.