Form 10QSB
period 1997-09-28
RATTLESNAKE HOLDING CO INC
filed 1997-12-31
CIK 935499

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 28, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________

                           Commission File No. 1-13818


                      THE RATTLESNAKE HOLDING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                            06-1369616
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


439 East 82nd Street, New York, NY                           10028
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (212) 452-2359


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

                    Yes _X_                No___

2,650,227 Common Shares, par value $.001 per share were outstanding as of December 31, 1997.

                                   FORM 10-QSB


                      THE RATTLESNAKE HOLDING COMPANY, INC.


                               September 28, 1997


                                      INDEX

                                                                        Page No.
                                                                        --------
         Part I - Financial Information

Consolidated Balance Sheet September 28,                                    3
         1997 (Unaudited) and June 29, 1997

Consolidated Statements of Operations                                       4
         for three months ended September 28, 1997 and September 29, 1996 (Unaudited)

Consolidated Statements of Cash Flows for                                   5
         three months ended September 28,1997
         and September 29, 1996 (Unaudited)

Notes to Consolidated Financial Statements                                  6
         (Unaudited)

Safe Harbor Statement                                                      10

Management's Discussion and Analysis                                       11

Liquidity                                                                  14


         Part II - Other Information

Item 2:  Defaults Upon Senior Securities                                   17

Item 3:  Recent Sales of Unregistered Securities                           17

Item 5:  Other Information                                                 17

Item 6:  Exhibits and Reports on Form 8-K                                  18


Signatures                                                                 19

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                       September 28,
                                                                            1997          June 29,
                                     ASSETS                              (Unaudited)        1997
                                                                       ------------    ------------
Current assets:
     Cash                                                              $     40,223    $     68,022
     Accounts receivable, net                                                53,325          13,287
     Inventory                                                               41,045          42,119
     Prepaid expenses and other current assets                               61,261          23,272
     Assets held for sale                                                   344,284         679,544
                                                                       ------------    ------------
               Total current assets                                         540,138         826,244

Property and equipment, net                                                 911,758       1,007,092
Intangible assets, net                                                      288,267         299,102
Other assets, net                                                           123,051         129,457
                                                                       ------------    ------------

                                                                       $  1,863,214    $  2,261,895
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of notes payable                               $  1,080,233    $    835,335
     Accounts payable                                                       366,673         280,528
     Liabilities related to assets held for sale                            764,162       1,133,257
     Accrued expenses                                                       336,662         357,407
     Dividends payable                                                      103,818         103,818
     Other current liabilities                                              174,134         218,220
                                                                       ------------    ------------
               Total current liabilities                                  2,825,682       2,928,565

Notes payable, net of current maturities                                    539,998         545,006
                                                                       ------------    ------------


Stockholders' equity
     Preferred stock, $.10 par value, 5,000,000 shares
         authorized, 56,500 issued and outstanding,
         at September 28, 1997 and June 29, 1997.                             5,650           5,650
     Common Stock, $.001 par value - 20,000,000 shares authorized,
          2,650,227 issued and outstanding at September 28, 1997 and
          June 29, 1997                                                       2,651           2,651
     Additional paid-in capital                                          11,072,857      11,072,857
     Accrued Dividends                                                     (103,818)       (103,818)
     Accumulated deficit                                                (12,479,806)    (12,189,016)
                                                                       ------------    ------------
                                                                         (1,502,466)     (1,211,676)

                                                                       $  1,863,214    $  2,261,895
                                                                       ============    ============

           See accompanying notes to unaudited financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                             Three months ended
                                                                 (Unaudited)
                                                        ------------------------------

                                                         September 28,   September 29,
                                                             1997            1996
                                                         -------------   -------------
Restaurant sales                                          $ 1,265,581    $ 2,679,539
Less:  promotional sales                                       49,170        111,010
                                                          -----------    -----------
     Net restaurant sales                                   1,216,411      2,568,529

Costs and expenses:
     Cost of food and beverage sales                          390,414        825,601
     Restaurant salaries and benefits                         385,791        949,439
     Occupancy and other                                      333,618        622,861
     Depreciation and amortization expense                    106,667        204,472
                                                          -----------    -----------

          Total restaurant costs and operating expenses     1,216,490      2,602,373

General and administration                                    233,837        723,604
Interest expense, net                                          51,701         26,536
Miscellaneous expenses                                          5,173          4,665
                                                          -----------    -----------

               Net loss                                      (290,790)      (788,649)

Per share:
    Net loss                                              $     (0.11)   $     (0.30)
                                                          ===========    ===========

Weighted average number of common
     and common equivalent shares
      outstanding                                           2,645,335      2,643,734
                                                          ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                  Three months ended
                                                                                      (Unaudited)
                                                                              -----------------------------
                                                                              September 28,   September 29,
                                                                                  1997            1996
                                                                              -------------   -------------
Cash flows from operating activities:
     Net loss                                                                 $  (290,790)   $  (788,649)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization                                           106,169        221,343
          Changes in assets and liabilities:
               (Increase) decrease in accounts receivable                         (40,038)        22,779
               Decrease (increase) in inventory                                     1,074        (15,408)
               (Increase) in prepaids and other assets                            (31,583)       (96,559)
               Increase (decrease) in accounts payable and accrued expenses        31,565       (146,582)
               (Decrease) increase in other current liabilities                   (44,086)       336,892
                                                                              -----------    -----------

               Net cash used in operating activities                             (267,689)      (466,184)
                                                                              -----------    -----------

Cash flows from investing activities:
     Capital expenditures                                                               0       (240,689)
     Payments for acquisitions of leaseholds                                            0       (204,403)
                                                                              -----------    -----------

          Net cash used in investing activities                                         0       (445,092)
                                                                              -----------    -----------

Cash flows from financing activities:
     Net proceeds from private placement of preferred stock                             0      1,237,625
     Proceeds from issuance of preferred stock                                          0         50,000
     Deferred financing costs                                                           0        (15,000)
     Proceeds from borrowing                                                      250,000              0
     Principal repayment of borrowings                                            (10,110)      (219,193)
                                                                              -----------    -----------

          Net cash provided by financing activities                               239,890      1,053,432
                                                                              -----------    -----------

Net (decrease) increase in cash                                                   (27,799)       142,156

Cash beginning of period                                                           68,022        684,414
                                                                              -----------    -----------

Cash end of period                                                            $    40,223    $   826,570
                                                                              ===========    ===========

Cash paid during the period for:
     Interest                                                                 $     6,560    $    62,424
                                                                              ===========    ===========
     Income taxes                                                             $     5,173    $     4,665
                                                                              ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 1997
                                   (Unaudited)


1.   Principles of consolidation

     The consolidated financial statements include the accounts of The Rattlesnake Holding Company, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Consolidated financial statements

     The accompanying unaudited consolidated financial statements as shown in the index were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 28, 1997 and June 29, 1997, and the results of operations and cash flows for the periods ended September 28, 1997 and September 29, 1996. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for fiscal year end June 29, 1997. The results of operations for the period ended September 28, 1997 are not necessarily indicative of the operating results which may be achieved for the full year.

3.   Basis of presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern cannot be reasonably assured.

     The Company has incurred aggregate losses since inception of $12,479,806, inclusive of a net loss for the quarter ended September 28, 1997 of $290,790. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1998. Additionally, $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which note holders with principal balances aggregating $62,499 have extended the repayment date to December 15, 1997, $500,000 convertible subordinated notes payable matured September 4, 1997 and a $425,000 note payable associated with the acquisition of a restaurant matured on January 2, 1997, all of which were not satisfied by the Company and are in default.

4.   Financing arrangements

     On December 8, 1997, the Company entered into a refinancing arrangement in which it raised $500,000. Four hundred thousand dollars of the proceeds therefrom were applied to reduce the approximately $550,000 of indebtedness (including accrued interest) resulting from a financing the company conducted in March 1997. The $150,000 balance from the March refinancing was restructured as follows: $50,000 shall be paid on or before March 15, 1998 or earlier in certain events, $50,000 on or before May 1, 1998 and $50,000 on or before July 1, 1998. If the private placement is closed prior to March 15, 1998 and if the price is $.50 or less per share, the Company, at it's option, may pay the $50,000 due March 15, 1998 in cash or may satisfy the entire $150,000 obligation in stock at a price per share equal to eighty percent (80%) of the per share price sold in the private placement. If the private placement price is more than fifty cents ($.50) per share the note holders may request payment of the remaining two installments in stock rather than cash at 100% of the per share price sold at the proposed private placement.

5.   Restaurant closing costs

     In fiscal 1997 the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Fairfield Connecticut. The facility was closed on January 4, 1997. The fixed assets, leasehold improvements and intangibles at the facility have been written off. The building is reflected at the estimated realizable value and is currently accounted for in the financial statements in "net assets held for sale." A net loss of $394,941 relating to the closing of the Fairfield location, was recorded in fiscal year 1997.

     In fiscal 1997, the Board of Directors authorized the closing of the Rattlesnake at White Plains, New York. The facility was closed on March 1, 1997 and sold on July 16, 1997. The Company recorded a loss of $224,135 related to the closing of this location in 1997. The Company sold all of the assets of White Plains except for cash, receivables and certain items specified in the Asset Purchase Agreement in exchange for a release from its note payable to the landlord of $276,499, the purchaser's assumption of food credits and other miscellaneous liabilities totaling $39,017, and the receipt of a $23,500 note receivable from the purchaser during the first quarter of fiscal 1998. The facility was sold to a group which includes the Company's Chairman of the Board.

     In fiscal 1997 the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Yorktown Heights, New York. The facility was closed on June 9, 1997 and sold on June 27, 1997. The purchaser assumed the remaining outstanding balance of the notes payable to the landlord and related lease obligations. A net loss of $362,091 relating to the closing of the Yorktown Heights location, was recorded in fiscal year 1997.

     The Restaurant location on 86th Street in New York was never opened and on May 29, 1997 the Company sold the fixed assets and transferred its interest in the lease at the location in exchange for total consideration aggregating $289,387. The company continues to guarantee the lease obligation. A net loss of $306,456, relating to the sale of the 86th Street location, was recorded in fiscal year 1997.

     In fiscal 1997, the Board of Directors authorized the disposition of the Rattlesnake Southwestern Grill Restaurant located in Lynbrook, New York. On September 17, 1997, the Company closed the restaurant and wrote-off the related assets to its estimated realizable value. A net loss of $374,852 relating to the closing of this location was recorded in fiscal 1997.

     As of September 28, 1997, consistent with the Board's approval for the closure of the Fairfield and Lynbrook locations the assets held for sale and related liabilities have been reclassified as "assets held for sale" and "liabilities related to assets held for sale". The accompanying September 28, 1997 consolidated balance sheet includes the following components:



      Fairfield restaurant facility        $318,559
      Lynbrook equipment                     25,725
                                           --------
        Assets held for sale               $344,284
                                           ========

      Notes payable                        $468,312
      Accounts payable                      128,581
      Accrued expenses                       33,922
      Other current liabilities             133,347
                                           --------
        Liabilities related to assets
         held for sale                     $764,162
                                           ========


6.   Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement 128, "Earnings Per Share" (Statement 128). Statement 128 establishes standards for computing and presenting earnings per share (EPS). The Statements simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Statement does not permit early application and requires restatement of all prior period EPS data presented. In the opinion of management, adoption of Statement 128 will not have a material effect of the Company's financial position, results of operation or previously reported EPS.

7.   Dividends in arrears

     The Company's preferred stock bears a dividend rate of 7-1/2% per annum. These dividends are payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. At September 28, 1997 there are $103,818 dividends accrued.

                              SAFE HARBOR STATEMENT

     Certain statements in this Form 10-QSB, including information set forth under "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with potential acquisitions, successful implementation of the Company's cost containment plan and new operating strategy, immediate need for additional capital, competition, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the fiscal year 1997, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein.

                       MANAGEMENT DISCUSSION and ANALYSIS


     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.


OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 28, 1997 AS COMPARED WITH SEPTEMBER 29, 1996

     Gross restaurant sales decreased 52.8% to $1,265,581 for the quarter ended September 28, 1997 from $2,679,539 for quarter ended September 29, 1996. Likewise, net restaurant sales decreased 52.6% to $1,216,411 in 1997 from $2,568,529 in 1996. The decrease in restaurant sales resulted from a decrease in the number of restaurants operating during the period. Three restaurants were operating for the entire quarter ended September 28, 1997 as compared to seven during the quarter ended September 29, 1996. For the three restaurants operating for both periods, same store sales declined 19.4%. The decrease in sales resulted from the transition of management and the maturity of the concept in the markets being served. The decrease in restaurant sales was also attributable to the closing of the Lynbrook location on September 17, 1997.

     Promotional sales decreased as a percentage of gross sales from 4.1% for the three months ended September 29, 1996 to 3.9% for the quarter ended September 28, 1997. No new units were opened and one unit closed during the first quarter ended September 28, 1997. Also contributing to this slight decline is a concentrated focus to reduce manager complimentary sales at the units.

     For the three months ended September 28, 1997, the Company's cost of food and beverage sales remained constant as a percentage of sales. As a percentage of net sales for the quarter ended September 28, 1997 and September 29, 1996 cost of sales was 32.1%. The cost of food and beverage sales decreased to $390,414 for the three months ended September 28, 1997 from $825,601 for the three months ended September 29, 1996. The Company has maintained this cost of sales rate despite higher food costs for items such as beef, poultry and fish, due to inflation trends. The Company has attempted to diminish the effect of these increased prices through changes to the Company's menu, centralized purchasing and low food cost specials.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $385,791 for the three months ended September 28, 1997 as compared to $949,439 for the three months ended September 29, 1996. As a percentage of net restaurant sales, these costs decreased to 31.7% in 1997 as compared to 37.0% in 1996. This decrease is attributed to a reduction in restaurant managers.

     Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $333,618 for the three months ended September 28, 1997 from $622,861 for the three months ended September 29, 1996. As a percentage of net restaurant sales, these costs increased to 27.4% in the three months ended September 28, 1997 from 24.3% in the three months ended September 29, 1996. The increase was due to occupancy costs relating to the closed units which were paid during the quarter ended September 28, 1997.

     Depreciation and amortization expenses, decreased to $106,667 or 8.8% of net restaurant sales for the three months ended September 28, 1997 from $204,472 or 8.0% for the three months ended September 29, 1996. This decrease is attributed to less units in operation as compared to the prior period.

     General and administrative expenses decreased as a percentage of net sales from 28.2% for the three months ended September 29, 1996 to 19.2% for the three months ended September 28, 1997. General and administrative expenses decreased from $723,604 for the three months ended September 29, 1996 to $233,837 for the three months ended September 28, 1997. The decrease is primarily attributed to the Company's implementation of its cost reduction plan. General and administrative expenses on the restaurant level have decreased from 6.1% of net restaurant sales for the three months ended September 29, 1996 to 2.6% for the same three months ended September 28, 1997. These decreases resulted from a decrease in the rent expense for Corporate headquarters; reductions in staffing at the Corporate level; reductions in phone, mail and other expenses. This decrease in restaurant general and administrative expenses is also attributed to management's focus on reducing controllable costs at the units, including reductions of management and staff positions. The Company has implemented cost reduction measures which should further reduce general and administrative costs at both the corporate and unit levels.

     Interest expense increased to $51,701 for the three months ended September 28, 1997 from $26,536 for the three months ended September 29, 1996. The increase in interest expense is attributable to the Company's additional financing arrangements.

     The net loss as a percentage of net sales decreased from 30.7% for the three months ended September 29, 1996 to 23.9% for the three months ended September 28, 1997. This improvement in net loss is primarily due to the decrease in general and administrative costs at the corporate and unit level and the reduction of the restaurant salaries and benefits.

                                    LIQUIDITY

     At September 28, 1997, the Company had a working capital deficit of $2,285,544 (inclusive of $103,818 of accrued dividends, the payment of which is currently prohibited by the Delaware General Corporate Law). At such date (but after giving effect to the December 1997 Refinancing described herein),
(i)$500,000 of notes payable (inclusive of $52,500 of accrued interest) had been declared in default, (ii)$303,749 of notes payable (inclusive of $60,749 of accrued interest) had become due and payable but had not yet been declared in default (note holders with principal balances aggregating $62,499 have extended the repayment date to December 15, 1997), (iii)$276,484 of notes or similar obligations becomes due in the period ending September 27, 1998, and
(iv)$366,673 was owed or owing to the Company's suppliers. A $425,000 note payable associated with the acquisition of a restaurant matured on January 2, 1997, and has not been satisfied by the Company and is currently in default. Accrued interest totaling $31,875 is also in default for non payment. (This obligation is included in liabilities related to assets held for sale).

     Management intends to address these liquidity and capital resource shortfalls through one or more of the following: (a) an equity or debt financing; (b) deferring the payment of accounts payable (c ) the conversion of certain indebtedness into equity; (d) the application of the cash proceeds, if any, from the sale of the Fairfield facility; and (e) the implementation of certain cost containment steps including reducing the general and administrative expenses at the corporate and unit levels in fiscal 1998. No assurance can be given that any or all of such steps will be accomplished or that they will be sufficient to overcome these financial problems. The failure to address these shortfalls would have a material adverse effect on the Company. Additional funds may be required in connection with the Ottomanelli transaction and the transactions contemplated thereby. No assurance can be given that such funds will be available.

     The Company's cash position decreased by $27,799 during the three months ended September 28, 1997, principally as a result of the net cash used in operating activities exceeded the borrowing proceeds.

     Net cash used in operating activities was $267,689, principally relating to the Company's net loss, increases in accounts receivable, prepaid and other assets and decrease in other current liabilities offset by depreciation and amortization expenses and an increase in accounts payable and accrued expenses. The Company generated $239,890 from financing activities principally relating to the receipt of proceeds from bridge financing borrowings, offset by repayments of outstanding indebtedness.

     On August 21, 1997 the Company signed a Reorganization and Stock Exchange Agreement (the Agreement) with the Ottomanelli Group, which includes the following four restaurants and food service companies affiliated through common control: 34th Street Cafe Associates, Inc., Garden Street Cafe Corporation, Ottomanelli Brothers West, Ltd. and Ottomanelli's Cafe Franchising Corporation. The Ottomanelli Group Companies will contribute one hundred percent (100%)of it's outstanding common stock in exchange for thirty seven and one half percent (37 1/2%)of all outstanding potentially dilutive securities, including options, warrants, preferred stock and convertible debt. The parties to such agreement are currently negotiating modifications thereto and no assurance can be given that such transaction or any modified transaction will be closed. The Departmental Licensing Agreements for 34th Street Cafe Associates, Inc. and Ottomanelli Brothers West, Ltd. in the Macy's Herald Square, New York store have been terminated as of March 9, 1998.

     During September 1997, the Company entered into a private financing arrangement to provide $250,000 of bridge financing at 10% interest per annum and with a due date of December 31, 1997 or earlier, under certain circumstances.

     Management of the Company is continuing the implementation of its cost reduction plan, which addresses the restaurant operating losses. Such plan included the closing and sale of the Yorktown Heights and White Plains, New York locations as well as the sale of its New York City property. The Company has closed it Fairfield, Connecticut location and is holding this property for sale. In September 1997, the Company has closed its Lynbrook, New York location. The Company has reduced its work force and is implementing other cost containment measures designed to reduce operating expenses and improve restaurant operating performance. The sales of the above mentioned locations were completed in the fourth quarter of fiscal year 1997 and first quarter of fiscal year 1998; therefore the Company anticipates recognizing the impact of these reductions in the first and second quarters of fiscal 1998.

                            December 1997 Refinancing

     On December 8, 1997, the Company entered into a refinancing arrangement in which it raised $500,000. Four hundred thousand dollars of the proceeds therefrom were applied to reduce the approximately $550,000 of indebtedness (including accrued interest) resulting from a financing the Company conducted in March 1997. The $150,000 balance from the March refinancing was restructured as follows: $50,000 is to be paid on or before March 15, 1998 or earlier in certain events, $50,000 on or before May 1, 1998 and $50,000 on or before July 1, 1998.

PART II

                                OTHER INFORMATION

Item 2 - Defaults Upon Senior Securities

     $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which note holders with principal balances aggregating $62,499 have extended the repayment date to December 15, 1997. These Series C notes and accrued interest of $60,749 are in default for non payment. $500,000 convertible subordinated notes dated March 4, 1997, matured September 4, 1997. These notes were in default for non payment, but were restructured on December 8, 1997, and are no longer in default. A $425,000 note payable associated with the acquisition of a restaurant matured on January 2, 1997, and has not been satisfied by the Company and is currently in default. Accrued interest totaling $31,875 is also in default for non payment. The Company is currently prohibited from paying cash dividends by virtue of the Delaware General Corporation Law.


Item 3. - Recent Sales of Unregistered Securities

     On September 1997 the Company received $250,000 in connection with the sale of notes and warrants of the same amount. No underwriting discount or commissions were paid in connection with the sale. The sale was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(6) of such act and Rule 506 promulgated under the Act, as all of the investors were accredited investors.

     On December 8, 1997, the Company entered into a refinancing arrangement in which it raised $500,000 with the sale of a note in the same amount. No underwriting discount or commissions were paid in connection with the sale. The sale was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(6) of such act and Rule 506 promulgated under the Act. The investor is an accredited investor.

Item 5. - Other Information

     The Company's Common Stock is not listed on the NASDAQ SmallCap Market and as of November 4, 1997 was suspended from trading on the Boston Stock Exchange (the "BSE"). The BSE has applied for the delisting of the Company common stock from such exchange pursuant to Rule 12d-2f2.

     The Company securities are traded on the "pink sheets" or the NASD's Electronic Bulletin Board. Due to the nature of such markets and the "penny stock' rules to which the common stock trades (Rule 15g-9 promulgated under the SEC Act) there may not be a liquid trading market in the common stock.

Item 6. - Exhibits and Reports on Forms 8-K.

     (b) Reports on Form 8-K

During the quarter ended September 28 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    THE RATTLESNAKE HOLDING COMPANY, INC.
                                    (Registrant)



                                    By: /s/ Louis R. Malikow
                                        -----------------------------
                                        Louis R. Malikow
                                        Acting Co-CEO, and Principal
                                        Accounting Officer

                                    By: _____________________________
                                        Stephen Stein
                                        Acting Co-CEO


Date:  December 31, 1997