Form 10QSB
period 1997-12-28
RATTLESNAKE HOLDING CO INC
filed 1998-10-16
CIK 935499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________________  to_________________
Commission file number 1-13818

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

(212) 452-2359
Registrant's telephone number, including area code

________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No_X__

     APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,303,564

                                   FORM 10-QSB

                      THE RATTLESNAKE HOLDING COMPANY, INC.

                                December 28, 1997

                                      INDEX

                                                                        Page No.
         Part I - Financial Information

Item 1:Financial Statements

Consolidated Balance Sheet December 28, 1997                                 3
     (Unaudited) and June 29, 1997

Consolidated Statements of Operations                                        4
     for six months ended December 28, 1997
     (Unaudited) and December 29, 1996 (Unaudited)

Consolidated Statements of Cash Flows                                        5
     for the six months ended December 28, 1997
     (Unaudited) and December 29, 1996 (Unaudited)

Consolidated Statements of Operations                                        6
     for three and six months ended December 28, 1997
     (Unaudited) and December 29, 1996 (Unaudited)

Notes to Consolidated Financial Statements                                   7
     (Unaudited)

Management's Discussion and Analysis                                        11

Liquidity                                                                   13

Safe Harbor Statement                                                       16

         Part II - Other Information

Item 1: Legal Proceedings                                                   18

Item 2: Changes in securities and Use of Proceeds                           19

Item 3: Defaults Upon Senior Securities                                     19

Item 4: Submission of Matters                                               20

Item 5: Other Information                                                   20

Item 6: Exhibits and Reports on Form 8-K                                    20

Signatures                                                                  21

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                   (UNAUDITED)
                                                                                   December 28,              June 29,
                               ASSETS                                                  1997                    1997
                                                                                   ------------          ------------
Current Assets:
      Cash                                                                         $     20,121          $     68,022
      Accounts receivable, net                                                           36,072                13,287
      Inventory                                                                          41,900                42,119
      Prepaid expenses and other current assets                                          55,137                23,272
      Assets held for sale                                                              318,559               679,544
                                                                                   ------------          ------------
                  Total current assets                                             $    471,789          $    826,244

Property and equipment, net                                                             809,703             1,007,092
Intangible assets, net                                                                  297,838               299,102
Other assets, net                                                                       103,574               129,457
                                                                                   ------------          ------------

                                                                                   $  1,682,904          $  2,261,895
                                                                                   ============          ============


                  LIABILITIES AND STOCKHOLDER' EQUITY
Current liabilities:
      Current maturities of notes payable                                          $  1,074,489          $    835,335
      Accounts payable                                                                  737,180               280,528
      Liabilities related to assets held for sale                                       628,373             1,133,257
      Accrued expenses                                                                  339,407               357,407
      Dividends payable                                                                       0               103,818
      Other current liabilities                                                         156,293               218,220
                                                                                   ------------          ------------
                  Total current liabilities                                        $  2,935,742          $  2,928,565

Notes payable, net of current maturities                                                539,998               545,006
                                                                                   ------------          ------------

Stockholders' equity
      Preferred stock, $.10 par value, 5,000,000 shares
      authorized, 56,000 issued and outstanding, on                                       5,650                 5,650
      December 28, 1997 and June 29, 1997,  respectively
      Common Stock, $.001 par value -20,000,000 shares authorized,
      2,650,227 issued and outstanding at
      December 28, 1997 and June 29, 1997, respectively                                   2,651                 2,651
      Additional paid-in capital                                                     11,072,857            11,072,857
      Accrued Dividends                                                                       0              (103,818)
      Accumulated deficit                                                           (12,873,994)          (12,189,016)
                                                                                   ------------          ------------
                                                                                     (1,792,836)           (1,211,676)

                                                                                   $  1,682,904          $  2,261,895
                                                                                   ============          ============

See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                         (Unaudited)                          (Unaudited)
                                                                     Three months ended                    Six months ended
                                                            ------------------------------------------------------------------------

                                                            December 28,       December 29,        December 28,         December 29,
                                                               1997               1996                1997                 1996
                                                            -----------         -----------         -----------         -----------
Restaurant sales                                            $   865,542         $ 2,143,801           2,131,123           4,823,340
Less: promotional sales                                          16,509             112,526              65,679             223,536
                                                            -----------         -----------         -----------         -----------
  Net restaurant sales                                          849,033           2,031,275           2,065,444           4,599,804

Costs and expenses:
  Cost of food and beverage sales                               275,483             651,494             665,897           1,477,201
  Restaurant salaries and benefits                              280,941             745,726             666,732           1,695,166
  Occupancy and other                                           192,765             579,971             526,383           1,202,833
  Depreciation and amortization expense                          76,667             195,450             183,334             399,920
                                                            -----------         -----------         -----------         -----------

     Total restaurant costs
       and operating expenses                                   825,856           2,172,641           2,042,346           4,775,120

General and administration                                      369,761             648,888             603,598           1,372,387
Restaurant closing costs                                              0             243,218                   0             243,218
Interest expense, net                                            45,646              41,553              97,347              68,089
Miscellaneous expenses                                            1,958               9,972               7,131              14,637
                                                            -----------         -----------         -----------         -----------

     Net loss                                                  (394,188)         (1,084,997)           (684,978)         (1,873,647)
                                                            ===========         ===========         ===========         ===========

Basic and diluted Net
  loss per common share                                     ($     0.15)        ($     0.41)        ($     0.26)        ($     0.71)

Weighted average number of common
  and common equivalent shares
  outstanding                                                 2,650,227           2,643,734           2,650,227           2,643,734


See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          (Unaudited)
                                                                                       Six months ended
                                                                    ------------------------------------------------------

                                                                            December 28,            December 29,
                                                                               1997                    1996
                                                                            -----------             -----------
Cash Flow from operating activities:
  Net Loss                                                                   ($  684,978)            ($1,873,647)
  Adjustment to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                                               198,653                 430,802
     Loss on closure of restaurant sites                                                                 243,218
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                             (22,785)                 31,035
          Decrease (increase) in inventory                                           219                   4,260
          (Increase) decrease in prepaids and other assets                        (5,982)                 44,559
          (Increase) decrease accounts payable and accrued expenses              294,753                  24,822
          (Decrease) increase in other current liabilities                       (61,927)                276,169
                                                                             -----------             -----------

          Net cash used in operating activities                                 (282,047)               (818,782)

Cash Flow from investing activities
   Capital expenditures                                                                0                (250,352)
   Payments for acquisitions of leaseholds                                             0                (206,515)
                                                                             -----------             -----------

          Net cash used in investing activities                                        0                (456,867)
                                                                             -----------             -----------

Cash flow from financing activities:
  Net proceeds from issuance of convertible notes                                      0                       0
   Proceeds from issuance of preferred stock                                           0               1,272,387
   Deferred financing costs                                                            0                       0
   Proceeds from borrowings                                                      750,000                       0
     Principal repayment of borrowings                                          (515,854)               (252,155)
                                                                             -----------             -----------

          Net cash provided by financing activities                              234,146               1,020,232

Net decrease in cash and cash equivalents                                        (47,901)               (255,417)

Cash, beginning of period                                                         68,022                 684,414
                                                                             -----------             -----------

Cash, end of period                                                          $    20,121             $   428,997
                                                                             ===========             ===========

Cash paid during the period for:
   Interest                                                                  $     7,599             $    71,917
                                                                             ===========             ===========
   Income taxes                                                              $     6,891             $     4,736
                                                                             ===========             ===========

See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

THREE OPERATING STORES ONLY

                                                                       (Unaudited)                             (Unaudited)
                                                                    Three months ended                      Six months ended
                                                            ------------------------------------------------------------------------

                                                            December 28,        December 29,        December 28,        December 29,
                                                               1997                1996                1997                 1996
                                                            -----------         -----------         -----------         -----------
Restaurant sales                                            $   865,543         $ 1,042,722           1,867,058           2,284,817
Less: promotional sales                                          18,573              47,984              59,564              94,335
                                                            -----------         -----------         -----------         -----------
  Net restaurant sales                                          846,970             994,738           1,807,494           2,190,482

Costs and expenses:
  Cost of food and beverage sales                               274,754             311,920             576,388             686,462
  Restaurant salaries and benefits                              280,941             345,634             567,937             760,080
  Occupancy and other                                           204,120             203,219             411,767             454,687
  Depreciation and amortization expense                          91,667              74,622             183,334             160,718
                                                            -----------         -----------         -----------         -----------

     Total restaurant costs
       and operating expenses                                   851,482             935,395           1,739,426           2,061,947

General and administration                                      445,587             578,936             670,949           1,215,971
Restaurant closing costs                                              0                   0                   0                   0
Interest expense, net                                            46,187              30,649              93,127              53,185
Miscellaneous expenses                                            1,718               6,299               6,891                (456)
                                                            -----------         -----------         -----------         -----------

     Net loss                                                  (498,004)           (556,541)           (702,899)         (1,140,165)
                                                            ===========         ===========         ===========         ===========

Per share:
Book and diluted net loss per common                        ($     0.19)        ($     0.21)        ($     0.27)        ($     0.43)
share

Weighted average number of common
   and common equivalent shares
   outstanding                                                2,650,227           2,643,734           2,650,227           2,643,734

See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 28, 1997
                                   (Unaudited)


1.   Principles of consolidation

     The  consolidated   financial   statements  include  the  accounts  of  The
Rattlesnake Holding Company, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Consolidated financial statements

     The accompanying unaudited consolidated financial statements as shown in the index were prepared in accordance with generally accepted accounting principles. These statements include all adjustments which, in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of December 28, 1997 and June 29, 1997; the results of operations for the three and six month periods ended December 28, 1997 and December 29, 1996; and the cash flows for the six month periods ended December 28, 1997 and December 29, 1996. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for fiscal year end June 29, 1997. The results of operations for the period ended December 28, 1997 are not necessarily indicative of the operating results that may be achieved for the full year.

3.   Basis of presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern cannot be reasonably assured.

     The Company has incurred aggregate losses since inception of $12,873,994, inclusive of a net loss for the quarter ended December 28, 1997 of $394,188 and for the six months ended December 28, 1997 of $684,978. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1998. Additionally, $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which note holders with principal balances aggregating $62,499 have extended the repayment date to December 15, 1997. The Series C notes may be converted to common stock or repaid at the time of a future private placement of securities by the Company. Also, $500,000 of convertible subordinated notes payable matured September 4, 1997, of which $400,000 was repaid from an interim financing on December 8, 1997. The remaining $150,000 (which includes accrued interest of $50,000) is payable $50,000 on or before March 15, 1998 or earlier in certain events, $50,000 on or before May 1, 1998 and $50,000 on or before July 1, 1998. In addition, a $425,000 note payable associated with the acquisition of the Fairfield restaurant matured on January 2, 1997. The restaurant was sold on March 24, 1998 and the note has been restructured to provide for interest payments of $5,500.44 monthly through June 24, 1998, with the remaining principal and any unpaid interest due on June 24, 1998. The outstanding principal balance is $440,035. The noteholder has taken a $230,000 note due the company and received on the sale of the restaurant as additional collateral for the $440,035 note. It is anticipated that the difference between the oustanding balance due and the note due the company assigned be repaid from a private placement anticipated by the Company.

4.   Financing Arrangements

     Between April 1998 and July 1998, the Company sold approximately $750,000 of common stock (at $.15 per share) and issued notes with warrants for approximately $50,000.00.

     The Company is seeking to consummate a significant private placement, which will permit it to consummate several pending restaurant acquisitions and further develop its business. It is expected to try to consummate the private placement during August 1998.

     On December 8, 1997, the Company entered into a refinancing arrangement in which it raised $500,000. $400,000 of the proceeds therefrom were applied to reduce the approximately $550,000 of indebtedness (including accrued interest) resulting from a financing the company conducted in March 1997. The $150,000 balance from the March refinancing was restructured as follows: $50,000 shall be payable on or before March 15, 1998 or earlier in certain events, $50,000 payable on or before May 1, 1998 and $50,000 payable on or before July 1, 1998. If the private placement is closed prior to March 15, 1998 and if the price is $.50 or less per share, the Company, at it's option, may pay the $50,000 due March 15, 1998 in cash or may satisfy the entire $150,000 obligation in stock at a price per share equal to eighty percent (80%) of the per share price sold in the private placement. If the private placement price is more than fifty cents ($.50) per share the note holders may request payment of the remaining two installments in stock rather than cash at 100% of the per share price sold at the proposed private placement.

5.   Restaurant closing costs

     In fiscal 1997 the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Fairfield Connecticut. The facility was closed on January 4, 1997. The fixed assets, leasehold improvements and intangibles at the facility have been written off. The building is reflected at the estimated realizable value and is currently accounted for in the financial statements in "net assets held for sale." The restaurant was sold on March 24, 1998 and the note has been restructured to provide for interest payments of $5,500.44 monthly through June 24, 1998, with the remaining principal and any unpaid interest due on June 24, 1998. The outstanding principal balance is $440,035. The noteholder has taken a $230,000 note due the company and received on the sale of the restaurant as additional collateral for the $440,035 note. It is anticipated that the difference between the note due and the note receivable assigned will be paid from a private placement anticipated by the Company.

     As of December 28, 1997, consistent with the Board's approval for the closure of the Fairfield location the assets held for sale and related liabilities have been reclassified as "assets held for sale" and "liabilities related to assets held for sale". The accompanying December 28, 1997 consolidated balance sheet includes the following components:


            Fairfield restaurant facility                   $318,559
                                                            --------

              Assets held for sale                          $318,559
                                                            ========

            Notes payable                                   $425,000
            Accounts payable and accrued interest            203,373
                                                            --------
              Liabilities related to assets
               held for sale                                $628,373
                                                            ========


6.   Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share" (Statement 128). Statement 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilution. It is based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Adoption of Statement 128 did not have any effect on the Company's December 28, 1997 earnings per share or previously reported earnings per share because all common stock equivalents were antidilutive in those periods.

7.   Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement 130 "Reporting Comprehensive Income". This Statement requires that companies disclose comprehensive income, which includes net income, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The provisions of Statement 130 are effective for financial statements issued for fiscal years beginning after December 15, 1997. In the opinion of management, adoption of Statement 130 will not have a material effect on the Company because the Company does not have any foreign currency translation adjustments, minimum pension liability adjustments, or unrealized gains or losses on marketable securities classified as available-for-sale.

8.   Dividends in arrears

     The Company's preferred stock bears a dividend rate of 7-1/2% per annum. These dividends are payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. At December 28, 1997, the accrued dividends aggregated $103,818 in February 1998, all accrued dividends in arrears were waived by the preferred shareholders.

                       MANAGEMENT DISCUSSION and ANALYSIS
                      Of OPERATIONS and FINANCIAL CONDITION


     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.


OPERATING RESULTS FOR THE QUARTER AND SIX MONTHS ENDED DECEMBER 28, 1997 AS COMPARED WITH DECEMBER 29, 1996

     Gross restaurant sales decreased 59.6% to $865,542 for the quarter ended December 28, 1997 from $2,143,801 for the quarter ended December 29, 1996. For the six months ended December 28, 1997 Gross restaurant sales decreased 55.8% to $2,131,123 from $4,823,340. Likewise, net restaurant sales decreased 58.2% to $849,033 for the quarter ended December 28, 1997 from $2,031,275 for the quarter ended December 29, 1996. For the six months ended December 28, 1997 net restaurant sales decreased 55.1% to $2,065,444 from $4,599,804. The decrease in restaurant sales resulted from a decrease in the number of restaurants operating during the period. Three restaurants were operating for the entire quarter ended December 28, 1997 as compared to six during the quarter ended December 29, 1996. For the three restaurants operating for both periods, same store sales declined 17.5% from $2,190,482 in 1996 to $1,807,494 in 1997. The decrease in sales resulted from the transition of management, The reduction in advertising expenditures and the maturity of the concept in the markets being served.

     Promotional sales decreased as a percentage of gross sales from 5.2% for the three months ended December 29, 1996 to 1.9% for the quarter ended December 28, 1997. This decrease is attributable to no new units being opened during the second quarter ended December 28, 1997. Also contributing to this decline is a concentrated focus on reducing manager complimentary sales at the units.

     For the three months ended December 28, 1997, the Company's cost of food and beverage sales increased slightly as a percentage of net sales to 32.4% as compared to December 29, 1996 cost of sales which was 32.1%. The cost of food and beverage sales decreased to $275,483 for the three months ended December 28, 1997 from $651,494 for the three months ended December 29, 1996. As a percentage of net sales for the six months ended December 28, 1997 cost of sales was 32.2% as compared to December 29, 1996 cost of sales which was 32.1%. The cost of food and beverage sales decreased to $665,897 for the six months ended December 28, 1997 from $1,477,201 for the six months ended December 29, 1996. The nominal percentage increase in cost of sales is due to higher food costs for various items and also due to inflation trends. The Company has attempted to diminish the effect of these increased prices through changes to the Company's menu, centralized purchasing and low food cost specials.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $280,941 for the three months ended December 28, 1997 as compared to $745,726 for the three months ended December 29, 1996. As a percentage of net restaurant sales, these costs decreased to 33.1% in 1997 as compared to 36.7% in 1996. For the six months ended December 28, 1997 restaurant salaries and fringe benefits decreased as a percentage of sales to 32.2% from 36.8% for the six months ended December 29, 1996. Actual restaurant salaries and fringe benefits were $666,732 for the six months-ended December 28,1997 as compared to $1,695,166 for the six months ended December 29, 1996. This decrease is attributed to a reduction in restaurant managers and other personnel.

     Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $192,765 for the three months ended December 28, 1997 from $579,971 for the three months ended December 29, 1996. As a percentage of net restaurant sales, these costs decreased to 22.7% in the three months ended December 28, 1997 from 28.5% in the three months ended December 29, 1996. For the six months ended December 28, 1997 these costs decreased to 25.5% from 26.1% for the six months ended December 29, 1996. The actual occupancy and related costs were $526,383 for the six months-ended December 28,1997 as compared to $1,202,833 for the six months ended December 29, 1996. The decrease is attributable to occupancy costs relating to the closed units.

     Depreciation and amortization expenses, decreased to $76,667 or 9.0% of net restaurant sales for the three months ended December 28, 1997 from $195,450 or 9.6% for the three months ended December 29, 1996. For the six months ended December 28, 1997 these expenses increased slightly as a percentage of sale to 8.8% from 8.7% for the six months ended December 29, 1996. The actual depreciation and related expenses were $183,334 for the six months-ended December 28,1997 as compared to $399,920 for the six months ended December 29, 1996. This decrease is attributed to fewer units in operation as compared to the prior period.

     General and administrative expenses increased as a percentage of net sales from 31.9% for the three months ended December 29, 1996 to 43.6% for the three months ended December 28, 1997. General and administrative expenses decreased to $369,761 for the three months ended December 28, 1997 from

$648,888 for the three months ended December 29, 1996. General and administrative expenses decreased as a percentage of net sales from 29.8% for the six months ended December 29, 1996 to 29.2% for the six months ended December 28, 1997. General and administrative expenses decreased to $603,598 for the six months ended December 28, 1997 from $1,372,387 for the six months ended December 29, 1996. The percentage increase during the three months period ended December 28, 1997 is primarily attributed to expenses incurred in relation to the severance of prior management's employment agreements as part of the Company's implementation of its cost reduction plan. The Company has implemented cost reduction measures, which should reduce general and administrative costs at both the corporate and unit levels.

     Interest expense increased to $45,646 for the three months ended December 28, 1997 from $41,553 for the three months ended December 29, 1996. Interest expense increased to $97,347 for the six months ended December 28, 1997 from $68,089 for the six months ended December 29, 1996. The increase in interest expense is attributable to the Company's additional financing arrangements.

     The net loss as a percentage of net sales decreased from 53.4% for the three months ended December 29, 1996 to 46.4% for the three months ended December 28, 1997. The net loss as a percentage of net sales decreased from 40.7% for the six months ended December 29, 1996 to 33.2% for the six months ended December 28, 1997. This improvement in net loss is primarily due to the decrease in general and administrative costs at the unit level, reduction of the restaurant salaries and benefits, and reduced occupancy costs.


LIQUIDITY

     At December 28, 1997, the Company had a working capital deficit of $2,463,953. At such date (but after giving effect to the December 1997 Refinancing described herein) (i)$500,000 of notes payable (inclusive of $50,000 of accrued interest) had been declared in default, (ii)$303,749 of notes payable (inclusive of $72,140 of accrued interest) had become due and payable but had not yet been declared in default (note holders with principal balances aggregating $62,499 have extended the repayment date to December 15, 1997),
(iii)$270,740 of notes or similar obligations becomes due in the period ending September 27, 1998, and (iv)$366,673 was owed or owing to the Company's suppliers. A $425,000 note payable associated with the acquisition of the Fairfield Rattlesnake restaurant matured on January 2, 1997. The restaurant was sold on March 24, 1998 and the note has been restructured to provide for interest payments of $5,500 monthly through June 24, 1998, with the remaining principal and any unpaid interest due on June 24, 1998. The outstanding principal balance is $440,035. The $425,000 note and

$47,812 of accrued interest is included in liabilities related to assets held for sale.

     Management has used the equity raised and the sale of the Fairfield Restaurant to meet these liquidity and capital resource shortfalls. In the future, management anticipates additional equity or debt financing, deferment of payment of accounts payable, the conversion of certain indebtedness into equity, and the implementation of certain cost containment steps including reducing the general and administrative expenses at the corporate and unit levels in fiscal 1998 to meet any future liquidity and capital shortfalls. No assurance can be given that any or all of such steps will be accomplished or that they will be sufficient to overcome these financial problems. The failure to address these shortfalls would have a material adverse effect on the Company. Additional funds may be required in connection with the Ottomanelli transaction and the transactions contemplated thereby. No assurance can be given that such funds will be available.

     The Company's cash position decreased by $ 47,902 during the six months ended December 28, 1997, principally as a result of the net cash used in operating activities exceeded the borrowing proceeds.

     Net cash used in operating activities was $282,047, principally relating to the Company's net loss, increases in accounts receivable, prepaid and other assets and decrease in other current liabilities offset by depreciation and amortization expenses and an increase in accounts payable and accrued expenses. The Company generated $234,146 from financing activities principally relating to the receipt of proceeds from bridge financing borrowings, offset by repayments of outstanding indebtedness.

     In August 1997 the Company entered into a Stock Exchange Agreement (the "Agreement") with The Ottomanelli Group (the "Group"). The Agreement was amended on several occasions, and closed in March of 1998. At such time, the Group caused the merger with newly formed subsidiaries of the Company of Ottomanelli's Cafe Franchising Corp., the franchisor of Ottomanelli's Cafe (R) restaurants, and Garden State Cafe Corp., the operator of two restaurants at the Macys department store in Paramus, New Jersey. The consideration was approximately 5,000,000 shares of common stock of the Company. Nicolo Ottomanelli became a director and Chief Executive Officer of the Company. Joseph Ottomanelli became a Vice President. Each of the Ottomanellis entered into an employment agreement with the Company. An affiliate of the Ottomanelli' licensed the Ottomanelli's Cafe(R) trademark to the Company.

     During  September  1997,  the  Company  entered  into a  private  financing arrangement to provide $250,000 of bridge financing at 10% interest per annum and with a due date of December 31, 1997 or earlier, under certain circumstances. At December 28, 1997 this financing has not been repaid. It is anticipated that these amounts will be repaid from future financing activity.

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

     On July 2, 1998 The Company signed an agreement to purchase some of the assets of 1562 Restaurant Corp. located at 1562 2nd Avenue, New York City. Rattlesnake has the right to assign the contract to a subsidiary. The purchase price is $425,000 payable $20,000 on contract, $105,000 at closing, and a $300,000 promissory note at 8.5% payable in 72 payments of $5,333. The first payment is due thirty days after closing, and may be prepaid at any time without penalty. The note is secured by a security interest in the fixtures and equipment purchased, as well as by a re-assignment of the lease to the seller. In the event of a subsequent sale of the restaurant by the Company, the note shall become due at the option of the seller. The sale is subject to Rattlesnake obtaining a temporary liquor permit and the consent of the landlord to an assignment of the lease to the Company. The closing shall take place 10 days after the issuance of the liquor permit.

     On July 3, 1998 Rattlesnake Greenwich, Inc. signed an agreement to purchase some of the assets of Max Water Street, LLC located at 2 South Water Street, Greenwich, Connecticut. The purchase price is $400,000 payable $20,000 on contract, $155,000 at closing, and a $225,000 promissory note at 8% payable in 60 payments of $2,729.88 based on a 10 year pay out and a five year balloon. The first payment is due thirty days after closing, and may be prepaid at any time without penalty. The note is secured by a security interest in the fixtures and equipment purchased, as well as by a conditional assignment of the lease to the seller. In the event of a subsequent sale of the restaurant by the Company, the note shall become due at the option of the seller. The sale is subject to the consent of the landlord to an assignment of the lease to the Company. The
Company also executed a management agreement under the terms of which, the Company is presently managing the restaurant. The management agreement will terminate at the closing of the sale of the assets.

     Management of the Company is continuing the implementation of its cost reduction plan, which addresses the restaurant operating losses. Such plan included the closing and sale of the Yorktown Heights and White Plains, New York and Fairfield, Connecticut locations as well as the sale of its New York City property. In September 1997, the Company closed its Lynbrook, New York location. The Company has reduced its work force and is implementing other cost containment measures designed to reduce operating expenses and improve restaurant-operating performance. The sales of the above mentioned locations were completed in the fourth quarter of fiscal year 1997 and first quarter of fiscal year 1998; therefore the Company anticipates recognizing the impact of these reductions in the third and fourth quarters of fiscal 1998.

     Between April 1998 and July 1998, the Company sold approximately $750,000 of common stock (at $.15 per share) and issued notes with warrants for approximately $50,000.00.

     The Company is seeking to consummate a significant private placement, which will permit it to consummate several pending restaurant acquisitions and further develop its business. It is expected to try to consummate the private placement during August 1998.

     Liquidity remains a critical factor in the further development of the restaurants' two concepts and the implementation of the current business plan. Continued short-term operations will depend on, among other matters, the receipt of additional financing.

                              SAFE HARBOR STATEMENT

     Certain statements in this Form 10-QSB, including information set forth under "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with potential acquisitions and development of new locations; successful implementation of the Company's cost containment plan and new operating strategy; immediate need for
additional  capital;   competition;  new  management;  the  addition  of  a  new
restaurant format; and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the fiscal year 1997, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein.

PART II

Item 1: - Legal Proceedings


South Norwalk, Connecticut

     An action was commenced in 1996 by Ellen Peck against Rattlesnake Ventures, Inc. ("RVI"), a wholly owned subsidiary of the Company (and the tenant of the RVI Rattlesnake restaurant), a former chief executive officer of the Company (the "Former CEO"), and the landlord of the RVI Rattlesnake restaurant in South Norwalk, Connecticut (the "Landlord"). The action was based on an allegation of excessive noise from the restaurant. A jury verdict was rendered on August 4, 1998 against RVI for $425,000, against the Former CEO for $200,000 and against the Landlord for $250,000. The Company has an indemnity agreement with the Former CEO and RVI has an indemnity agreement with the Landlord. The Company believes that the verdicts are excessive in that the plaintiff did not show or offer evidence of loss of work, medical treatment or any injury. The verdicts are being appealed on that and other legal bases. RVI had three different insurance policies covering the period of the alleged offensive behavior and although the insurance carriers have or may disclaim or reserve as to liability, RVI will vigorously pursue its rights under said policies. If claimed, the Company will resist indemnification of the Former CEO, since his alleged actions were wrongful. In view of the above, the Company does not believe that the verdicts will have a material adverse effect on the Company or RVI.

Danbury, Connecticut

     A foreclosure action was commenced in 1998 by Union Savings Bank (the "Bank") against the landlord of The Rattlesnake Southwestern Grill (closed for renovations) in Danbury, Connecticut based on the landlords mortgage arrears. Rattlesnake Danbury, Inc., the lessee of the restaurant, has been joined as a defendant. The Bank has obtained an order of strict foreclosure, and unless the mortgage debt of $1,177,000 is paid off or restructured with the Bank, the restaurant will become a tenant at will, and will be subject to eviction. The Company, however, has a letter of intent with the landlord owner, which is believed to be acceptable to the Bank, whereby some or all of the arrearage to the bank, totaling approximately $350,000, will be brought up to date by a new entity consisting of the present owner and the Company. The letter of intent provides that the Company supply all necessary arrearage funds and that the Company and the present owner each have a one-half interest in the new owner entity and that the current lease amount payments will amortize the mortgage. Binding agreements have not been entered into with respect to such transaction. In the event that such agreements are not entered into, the Company's Danbury restaurant may be evicted if title is transferred to an owner-user, or may be subjected to a renegotiation of its lease on terms less favorable to the Company than the present lease. The Company may also choose to not enter into binding agreement based on the letter of intent.

Lynbrook, New York

     The Company is defending an action brought by Jack Ciotti Trust, the landlord of a former restaurant in Lynbrook New York leased by a subsidiary of the Company. The action against the Company is based on an alleged guaranty of the lease payments due from the subsidiary of the Company. The Company is of the position that the landlord waived the guarantee at the time of the surrender of the premises in September 1997. The action seeks the sum of approximately $200,000.

Collection Actions

     The Company is defending a series of collection actions, under which the aggregate sum sought is approximately not more than $100,000. The Company believes it has full or partial defenses to a number of such actions and believes it can settle all or most of the others for a sum which, in the aggregate, is lower than that set forth above.

Judgments

The Company was subject to a judgment for $150,000 granted to the holder of certain notes issued in March 1997. However, the Company has a written agreement with the judgment holder to convert the sum due into Common stock at the time of the Offering at prices ranging form $0.25 to $0.225 per share. The Company is subject to another note holder judgment for approximately $50,000, and is discussing a similar conversion with the judgment holder. There can be no assurance that such conversions will be effected.


Item 2 - Changes in Securities and Use of Proceeds

     None.


Item 3. - Defaults upon Senior Securities

     $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which note holders with principal balances aggregating $62,499 have extended the repayment date to December 15, 1997. These Series C notes and accrued interest of $60,749 are in default for non-payment. The Series C noteholders have waived the accrued interest on their notes in return for $500,000 convertible subordinated notes dated March 4, 1997, matured

September 4, 1997. These notes were in default for non-payment, but were restructured on December 8, 1997, and are no longer in default.

     A $425,000 note payable associated with the acquisition of the Fairfield restaurant matured on January 2, 1997. The restaurant was sold on March 24, 1998 and the note has been restructured to provide for interest payments of $5,500.44 monthly through June 24, 1998, with the remaining principal and any unpaid interest due on June 24, 1998. The outstanding principal balance is $440,034.81. The noteholder has taken a $230,000 note due the company and received on the sale of the restaurant, as additional collateral for the $440,034.81 note.

     The Company is currently prohibited from paying cash dividends by virtue of the Delaware General Corporation Law.


Item 4. - Submission of Matters to A Vote of Security Holders

     None.

Item 5. - Other Information

     The Company's Common Stock was delisted from the NASDAQ SmallCap Market in September 1997 and as of November 4, 1997 was suspended from trading on the Boston Stock Exchange (the "BSE"). The BSE has applied for the delisting of the Company common stock from such exchange pursuant to Rule 12d-2f2.

     The  Company  securities  are  quoted on the "pink  sheets"  or the  NASD's
Electronic Bulletin Board. Due to the nature of such markets and the "penny stock" rules to which the common stock trades (Rule 15g-9 promulgated under the SEC Act) there may not be a liquid trading market in the common stock.


Item 6. - Exhibits and Reports on Forms 8-K.

During the quarter ended December 28 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




THE RATTLESNAKE HOLDING COMPANY, INC.
         (Registrant)

Date October 15, 1998              /s/ Nicolo Ottomanelli
     -------------------           ------------------------
                                    Nicolo Ottomanelli
                                    Chief Executive Officer