Form 10QSB
period 1998-03-29
RATTLESNAKE HOLDING CO INC
filed 1998-10-16
CIK 935499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to___________________ Commission file number 1-13818

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

_________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No_X_

     APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,303,564

                                   FORM 10-QSB

                      THE RATTLESNAKE HOLDING COMPANY, INC.

                                 March 29, 1998

                                      INDEX

                                                                        Page No.
     Part I - Financial Information
Item 1: Financial Information

Consolidated Balance Sheet March 29, 1998                                  3
     (Unaudited)and June 29, 1997

Consolidated Statements of Operations                                      4
     nine months ended March 29, 1998
     (Unaudited) and March 30, 1997 (Unaudited)

Consolidated Statements of Cash Flows                                      5
     nine months ended March 29, 1998
     (Unaudited) and March 30, 1997 (Unaudited)

Consolidated Statements of Operations                                      6
     three months ended March 29, 1998
     (Unaudited) and March 30, 1997 (Unaudited)

Notes to Consolidated Financial Statements                                 7
     (Unaudited)

Management's Discussion and Analysis                                      11

Liquidity                                                                 13

Safe Harbor                                                               16

     Part II - Other Information

Item 1: Legal Proceedings                                                 18

Item 2: Changes in securities and Use of Proceeds                         19

Item 3: Defaults Upon Senior Securities                                   19

Item 4: Submission of Matters                                             20

Item 5: Other Information                                                 20

Item 6: Exhibits and Reports on Form 8-K                                  20

Signatures                                                                21


             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                   (UNAUDITED)
                                                                                     March 29,                  June 29,
                                ASSETS                                                 1998                      1997
                                                                                   ------------             ------------
Current Assets:
      Cash                                                                        $      3,977              $     68,022
      Accounts receivable, net                                                          31,654                    13,287
      Notes Receivable                                                                 230,000
      Inventory                                                                         41,900                    42,119
      Prepaid expenses and other current assets                                         68,625                    23,272
      Assets held for sale                                                                   0                   679,544
                                                                                  ------------              ------------
                   Total current assets                                           $    376,156              $    826,244

Property and equipment, net                                                            718,035                 1,007,092
Intangible assets, net                                                               1,047,838                   299,102
Other assets, net                                                                       99,093                   129,457
                                                                                  ------------              ------------

                                                                                  $  2,241,122              $  2,261,895
                                                                                  ============              ============

                   LIABILITIES AND STOCKHOLDER' EQUITY
Current liabilities:
      Current maturities of notes payable                                         $  1,080,223              $    835,335
      Accounts payable                                                                 665,174                   280,528
      Liabilities related to assets held for sale                                      519,717                 1,133,257
      Accrued expenses                                                                 360,145                   357,407
      Dividends payable                                                                      0                   103,818
      Other current liabilities                                                        218,709                   218,220
                                                                                  ------------              ------------
                   Total current liabilities                                      $  2,843,968              $  2,928,565

Notes payable, net of current maturities                                               219,519                   545,006
                                                                                  ------------              ------------

Stockholders' equity
      Preferred stock, $.10 par value, 5,000,000 shares
        authorized, 56,000 issued and outstanding, at
        March 29, 1998 and June 29, 1997 respectively                                    5,650                     5,650
      Common Stock, $.001 par value -20,000,000 shares
        authorized, 7,675,227 and 2,650,227 issued and
        outstanding, at March 29, 1998 and
        June 29, 1997, respectively                                                      7,675                     2,651
      Additional paid-in capital                                                    12,469,609                11,072,857
      Accrued Dividends                                                                      0                  (103,818)
      Accumulated deficit                                                          (13,305,299)              (12,189,016)
                                                                                  ------------              ------------
                                                                                      (822,365)               (1,211,676)

                                                                                  $  2,241,122              $  2,261,895
                                                                                  ============              ============

See accompanying notes to unaudited consolidated financial statements.


             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             (Unaudited)
                                                                                          Nine months ended
                                                                                 ----------------------------------
                                                                                   March 29,              March 30,
                                                                                     1998                    1997
                                                                                 -----------           -----------


Cash Flow from operating activities:
  Net Loss                                                                       ($  864,507)          ($2,577,561)
  Adjustment to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                                   290,321               616,767
     Restaurant closing costs                                                                              392,765
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                 (18,367)               48,178
          Decrease (increase) in inventory                                               219                23,391
          (Increase) decrease in prepaids and other assets                           (14,989)               55,642
          (Increase) decrease accounts payable and accrued expenses                  453,388              (108,446)
          (Decrease) increase in other current liabilities                               489               218,688
                                                                                 -----------           -----------

          Net cash used in operating activities                                     (153,446)           (1,330,576)

Cash Flow from investing activities
   Capital expenditures                                                                    0              (240,458)
   Payments for acquisitions of leaseholds                                                 0              (206,515)
                                                                                 -----------           -----------

          Net cash used in investing activities                                            0              (446,973)
                                                                                 -----------           -----------

Cash flow from financing activities:
  Net proceeds from issuance of convertible notes                                          0               500,000
   Proceeds from issuance of preferred stock                                               0             1,272,387
   Deferred financing costs                                                         (230,000)                    0
   Proceeds from borrowings                                                          750,000                     0
     Principal repayment of borrowings                                              (415,854)             (261,013)
                                                                                 -----------           -----------

          Net cash provided by financing activities                                  104,146             1,511,374

Net decrease in cash and cash equivalents                                            (49,300)             (266,175)

Cash, beginning of period                                                             68,022               684,414
                                                                                 -----------           -----------

Cash, end of period                                                              $    18,722           $   418,239
                                                                                 ===========           ===========

Cash paid during the period for:
   Interest                                                                      $     7,599           $    62,359
                                                                                 ===========           ===========
   Income taxes                                                                  $     6,891           $    31,963
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

                                                                   THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                                                                           CONSOLIDATED STATEMENT OF OPERATIONS


                                                                       (Unaudited)                             (Unaudited)
                                                                   Three months ended                       Nine months ended
                                                            ------------------------------------------------------------------------

                                                              March 29,           March 30,           March 29,            March 30,
                                                                1998                1997                1998                 1997
                                                            -----------         -----------         -----------         -----------

Restaurant sales                                            $   857,926         $ 1,919,641           2,989,049           6,742,981
Less: promotional sales                                          41,628             119,548             107,307             343,084
                                                            -----------         -----------         -----------         -----------
  Net restaurant sales                                          816,298           1,800,093           2,881,742           6,399,897

Costs and expenses:
  Cost of food and beverage sales                               266,849             544,790             932,746           2,021,991
  Restaurant salaries and benefits                              283,145             603,029             949,877           2,298,194
  Occupancy and other                                           186,066             493,412             712,449           1,696,245
  Depreciation and amortization                                  91,667             168,078             275,001             567,999
                                                            -----------         -----------         -----------         -----------
expense

     Total restaurant costs
       and operating expenses                                   827,727           1,809,309           2,870,073           6,584,429

General and administration                                       83,205             476,644             686,803           1,849,031
Restaurant closing costs                                              0             149,547                   0             392,765
Interest expense, net                                            81,988              42,564             179,335             110,653
Miscellaneous expenses                                            2,907              25,943              10,038              40,580
                                                            -----------         -----------         -----------         -----------

     Net loss                                                  (179,529)           (703,914)           (864,507)         (2,577,561)
                                                            ===========         ===========         ===========         ===========

Basic and diluted
  Net loss per common share                                 ($     0.07)        ($     0.27)        ($     0.33)        ($     0.97)

Weighted average number of common
   and common equivalent shares
   outstanding                                                2,650,227           2,643,734           2,650,227           2,643,734


See accompanying notes to unaudited consolidated financial statements.


                                                                       THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                                                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                        THREE OPERATING STORES ONLY


                                                                       (Unaudited)                               (Unaudited)
                                                                     Three months ended                        Six months ended
                                                               ---------------------------------------------------------------------

                                                                 March 29,          March 30,         March 29,            March 30,
                                                                   1998               1998              1997
                                                               -----------        -----------        -----------

Restaurnt sales                                                $   857,926        $ 1,083,734          2,724,984          3,368,551
Less: promotional sales                                             41,628             63,096            101,192            157,431
                                                               -----------        -----------        -----------        -----------
  Net restaurant sales                                             816,298          1,020,638          2,623,792          3,211,120

Costs and expenses:
  Cost of food and beverage sales                                  266,849            287,527            843,237            973,989
  Restaurant salaries and benefits                                 283,145            325,365            851,082          1,085,445
  Occupancy and other                                              171,332            228,616            583,099            683,303
  Depreciation and amortization expense                             91,667             70,910            275,001            231,628
                                                               -----------        -----------        -----------        -----------

     Total restaurant costs
       and operating expenses                                      812,993            912,418          2,552,419          2,974,365

General and administration                                          50,475            396,379            721,424          1,612,350
Restaurant closing costs                                                 0                  0                  0                  0
Interest expense, net                                               47,113             29,447            140,240             82,632
Miscellaneous expenses                                               2,909             25,268              9,800             24,812
                                                               -----------        -----------        -----------        -----------

     Net loss                                                      (97,192)          (342,874)          (800,091)        (1,483,039)
                                                               ===========        ===========        ===========        ===========

Basic and diluted
  Net loss per common share                                    ($     0.04)       ($     0.13)       ($     0.30)       ($     0.56)

Weighted average number of common
   and common equivalent shares
   outstanding                                                   2,650,227          2,643,734          2,650,227          2,643,734



See accompanying notes to unaudited consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 29, 1998
                                   (Unaudited)


1.   Principles of consolidation

     The consolidated financial statements include the accounts of The Rattlesnake Holding Company, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   Consolidated financial statements

     The accompanying unaudited consolidated financial statements as shown in the index were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 30, 1998 and March 30, 1997, and the results of operations and cash flows for the periods ended March 29, 1998 and March 30, 1997. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for fiscal year end June 29, 1997. The results of operations for the period ended March 29, 1998 are not necessarily indicative of the operating results that may be achieved for the full year.

3.   Basis of presentation

     The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern cannot be reasonably assured.

     The Company has incurred aggregate losses since inception of $13,305,299, inclusive of a net loss for the quarter ended March 29, 1998 of $179,529. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1998. Additionally, $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which note holders with principal balances aggregating $62,499 have extended the repayment date to December 15, 1997. The Series C notes may be converted to common stock or repaid at the time of a future private placement of securities by the Company. Also, $500,000 of convertible subordinated notes payable matured September 4, 1997, of which $400,000 was repaid from an interim financing on December 8, 1997. The remaining $150,000 (which includes accrued interest of $50,000) is payable $50,000 on or before March 15, 1998 or earlier in certain events, $50,000 on or before May 1, 1998 and $50,000 on or before July 1, 1998. In addition, a $425,000 note payable associated with the acquisition of the Fairfield restaurant matured on January 2, 1997. The restaurant was sold on March 24, 1998 and the note has been restructured to provide for interest payments of $5,500.44 monthly through June 24, 1998, with the remaining principal and any unpaid interest due on June 24, 1998. The outstanding principal balance is $440,035. The noteholder has taken a $230,000 note due the company and received on the sale of the restaurant as additional collateral for the $440,035 note. It is anticipated that the difference between the outstanding balance due and the note due the company assigned will be repaid from a private placement anticipated by the Company.

4.   Financing Arrangements

     Between April 1998 and July 1998, the Company sold approximately $750,000 of common stock (at $.15 per share) and issued notes with warrants for approximately $50,000.

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

5.   Restaurant closing costs

     In fiscal 1997 the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Fairfield Connecticut. The facility was closed on January 4, 1997. The fixed assets, leasehold improvements and intangibles at the facility have been written off. The building is reflected at the estimated realizable value and is currently accounted for in the financial statements in "assets held for sale." The restaurant was sold on March 24, 1998 and the note has been restructured to provide for interest payments of $5,500.44 monthly through June 24, 1998, with the remaining principal and any unpaid interest due on June 24, 1998. The outstanding principal balance is $440,035. The noteholder has taken a $230,000 note due the company and received on the sale of the restaurant as additional collateral for the $440,034.81 note. It is anticipated that the difference between the note due and the note receivable assigned will be paid from a private placement anticipated by the Company. The accompanying March 29, 1998 consolidated balance sheet includes in "Liabilities related to assets held for sale" the replacement note in the amount of $440,035.

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

8.   Dividends in arrears

     The Company's preferred stock bears a dividend rate of 7 1/2% per annum. These dividends are payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. At March 29, 1998 all accrued dividends in arrears were waived by the preferred shareholders.

                       MANAGEMENT DISCUSSION and ANALYSIS


     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.


OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED MARCH 29, 1998 AS COMPARED WITH MARCH 30, 1997

     Gross restaurant sales decreased 55.3% to $857,926 for the quarter ended March 29, 1998 from $1,919,641 for the quarter ended March 30, 1997. Likewise, net restaurant sales decreased 54.7% to $816,298 in 1998 from $1,800,093 in 1997. The decrease in restaurant sales resulted from a decrease in the number of restaurants operating during the period. Three restaurants were operating for the entire quarter ended March 29, 1998 as compared to six during the quarter ended March 30, 1997. For the three restaurants operating for both periods, same store sales declined 20.0% from $1,020,638 in 1997 to $816,298 in 1998. The decrease in sales resulted from the decrease in the number of restaurants operating during the period. For the nine months ended March 29, 1998 as compared to the nine months ended March 30, 1997 same store sales declined 18.3% from $3,211,120 in 1997 to 2,623,792 in 1998.

     Promotional sales decreased as a percentage of gross sales from 6.2% for the three months ended March 30, 1997 to 4.9% for the quarter ended March 29, 1998. No new units were opened during the third quarter ended March 29, 1998. Also contributing to this slight decline is a concentrated focus to reduce manager complimentary sales at the units. Promotional sales decreased as a percentage of gross sales from 5.1% for the nine months ended March 30, 1997 to 3.6% for the nine months ended March 29, 1998.

     For the three months ended March 29, 1998, the Company's cost of food and beverage sales increased slightly as a percentage of gross sales. As a percentage of net sales for the quarter ended March 29, 1998 cost of sales was 32.7% as compared to March 30, 1997 cost of sales which was 30.3%. The cost of food and beverage sales decreased to $266,849 for the three months ended March 29, 1998 from $544,790 for the three months ended March 30, 1997. The increase in cost of food and beverage sales as a percentage of gross and net sales is due to higher food costs for various items and also due to inflation trends. The Company has continued to attempt to diminish the effect of these increased prices through changes to the Company's menu, centralized purchasing and low food cost specials. As a percentage of net sales for the nine months ended March 29, 1998 cost of sales was 32.4% as compared to March 30, 1997 cost of sales which was 31.6%.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $283,145 for the three months ended March 29, 1998 as compared to $603,029 for the three months ended March 30, 1997. As a percentage of net restaurant sales, these costs increased to 34.7% in 1998 as compared to 33.5% in 1997. This decrease is attributed to a reduction in restaurant managers and other personnel. As a percentage of net restaurant sales, these costs decreased to 33.0% for the nine months ended March 29, 1998 as compared to 35.9% for the nine months ended March 30, 1997.

     Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $186,066 for the three months ended March 29, 1998 from $493,412 for the three months ended March 30, 1997. As a percentage of net restaurant sales, these costs decreased to 22.8% in the three months ended March 29, 1998 from 27.4% in the three months ended March 30, 1997. The decrease was due to occupancy costs relating to the closed units. As a percentage of net restaurant sales, these costs decreased to 24.7% in the nine months ended March 29, 1998 from 26.5% in the nine months ended March 30, 1997.

     Depreciation and amortization expenses, decreased to $91,667 or 11.2% of net restaurant sales for the three months ended March 29, 1998 from $168,078 or 9.3% for the three months ended March 30, 1997. This decrease is attributed to fewer units in operation as compared to the prior period. Depreciation and amortization expenses, decreased to 9.5% of net restaurant sales for the nine months ended March 29, 1998 from 8.9% for the nine months ended March 30, 1997.

     General and administrative expenses decreased as a percentage of net sales from 26.5% for the three months ended March 30, 1997 to 10.2% for the three months ended March 29, 1998. General and administrative expenses decreased to $83,205 for the three months ended March 29, 1998 from $476,644 for the three months ended March 30, 1997. General and administrative expenses decreased as a percentage of net sales from 28.9% for the nine months ended March 30, 1997 to 23.8% for the nine months ended March 29, 1998. General and administrative expenses decreased to $686,803 for the nine months ended March 29, 1998 from $1,849,031 for the nine months ended March 30, 1997. The decrease is primarily attributed to reduction it the number of management employees as part of the Company's implementation of its cost reduction plan. The Company has implemented cost reduction measures, which should further reduce general and administrative costs at both the corporate and unit levels.

     Interest expense increased to $81,988 for the three months ended March 29, 1998 from $42,564 for the three months ended March 30, 1997. Interest expense increased to $179,335 for the nine months ended March 29, 1998 from $110,653 for the nine months ended March 30, 1997. The increase in interest expense is attributable to the Company's additional financing arrangements.

     The net loss as a percentage of net sales decreased from 39.1% for the three months ended March 30, 1997 to 21.9% for the three months ended March 29, 1998. The net loss as a percentage of net sales decreased from 40.3% for the nine months ended March 30, 1997 to 30.0% for the nine months ended March 29, 1998. This improvement in net loss is primarily due to the decrease in general and administrative costs at the unit level, reduction of the restaurant salaries and benefits, and reduced occupancy costs.

LIQUIDITY

     At March 29, 1998, the Company had a working capital deficit of $2,467,812. At such date (but after giving effect to the December 1997 Refinancing described herein) (i)$500,000 of notes payable (inclusive of $50,000 of accrued interest) had been declared in default, (ii)$303,749 of notes payable (inclusive of $72,140 of accrued interest) had become due and payable but had not yet been declared in default (note holders with principal balances aggregating $62,499 have extended the repayment date to December 15, 1997), (iii)$270,740 of notes or similar obligations becomes due in the period ending September 27, 1998, and
(iv)$366,673 was owed or owing to the Company's suppliers. A $425,000 note payable associated with the acquisition of the Fairfield Rattlesnake restaurant matured on January 2, 1997. The restaurant was sold on March 24, 1998 and the note has been restructured to provide for interest payments of $5,500.44 monthly through June 24, 1998, with the remaining principal and any unpaid interest due on June 24, 1998. The outstanding principal balance is $440,035. The $440,035 note is included in other current liabilities.

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


     The Company's cash position decreased by $ 16,144 during the three months ended March 29, 1998, principally as a result of the net cash used in operating activities exceeded the borrowing proceeds.

     Net cash used in operating activities was $153,446, principally relating to the Company's net loss, increases in prepaids and other assets offset by depreciation and amortization expenses and an increase in accounts payable and accrued expenses. The Company generated $89,401 from financing activities principally relating to the receipt of proceeds from bridge financing borrowings, offset by repayments of outstanding indebtedness.

     In August 1997 the Company entered into a reorganization agreement with Nicolo and Joseph Ottomanelli ("Ottomanellis"). That agreement was amended on several occasions, and closed in March of 1998. At such time, the Ottomanelli caused the merger with newly formed subsidiaries of the Company of Ottomanelli's Cafe Franchising Corp., the franchisor of Ottomanelli's Cafe (R) restaurants, and Garden State Cafe Corp., the operator of two restaurants at the Macys department store in Paramus, New Jersey. The consideration was approximately 5,000,000 shares of common stock of the Company. Nicolo Ottomanelli became a director and Chief Executive Officer of the Company. Joseph Ottomanelli became a Vice President. Each of the Ottomanelli entered into an employment agreement with the company. An affiliate of Ottomanelli licensed the Ottomanelli's Cafe(R) trademark to the Company.

     During September 1997, the Company entered into a private financing arrangement to provide $250,000 of bridge financing at 10% interest per annum and with a due date of December 31, 1997 or earlier, under certain circumstances. At March 29, 1998 this financing has not been repaid. It is anticipated that these amounts will be repaid from future financing activity.

     On December 8, 1997, the Company entered into a refinancing arrangement in which it raised $500,000. Four hundred thousand dollars of the proceeds therefrom were applied to reduce the approximately $550,000 of indebtedness (including accrued interest) resulting from a financing the Company conducted in March 1997. The $150,000 balance from the March refinancing was restructured as follows: $50,000 is to be paid on or before March 15, 1998 or earlier in certain events, $50,000 on or before May 1, 1998 and $50,000 on or before July 1, 1998. On July 2, 1998 The Company signed an agreement to purchase some of the assets of a 1562 Restaurant Corp. located at 1562 2nd Avenue, New York City. Rattlesnake has the right to assign the contract to a subsidiary. The purchase price is $425,000 payable $20,000 on contract, $105,000 at closing, and a $300,000 promissory note at 8.5% payable in 72 payments of $5,332.52. The first payment is due thirty days after closing, and may be prepaid at any time without penalty. The note is secured by a security interest in the fixtures and equipment purchased, as well as by a re-assignment of the lease to the seller. In the event of a subsequent sale of the restaurant by Rattlesnake, the note shall become due at the option of the seller. The sale is subject to Rattlesnake obtaining a temporary liquor permit and the consent of the landlord to an assignment of the lease to Rattlesnake. The closing shall take place 10 days after the issuance of the liquor permit.


     On July 3, 1998 Rattlesnake Greenwich, Inc. signed an agreement to purchase some of the assets of Max Water Street, LLC located at 2 South Water Street, Greenwich, Connecticut. The purchase price is $400,000 payable $20,000 on contract, $155,000 at closing, and a $225,000 promissory note at 8% payable in 60 payments of $2,729.88 based on a 10 year pay out and a five year balloon. The first payment is due thirty days after closing, and may be prepaid at any time without penalty. The note is secured by a security interest in the fixtures and equipment purchased, as well as by a conditional assignment of the lease to the seller. In the event of a subsequent sale of the restaurant by Rattlesnake, the note shall become due at the option of the seller. The sale is subject to the consent of the landlord to an assignment of the lease to the Company. The Company also executed a management agreement under the terms of which, Rattlesnake is presently managing the restaurant. The management agreement will terminate at the closing of the sale of the assets.

     Management of the Company is continuing the implementation of its cost reduction plan, which addresses the restaurant operating losses. Such plan included the closing and sale of the Yorktown Heights and White Plains, New York and Fairfield, Connecticut locations as well as the sale of its New York City property. In September 1997 the Company closed its Lynbrook, New York location. The Company has reduced its work force and is implementing other cost containment measures designed to reduce operating expenses and improve restaurant-operating performance. The sales of the above mentioned locations were completed in the fourth quarter of fiscal year 1997 and first and third quarters of fiscal year 1998; therefore the Company anticipates recognizing the impact of these reductions in the third and fourth quarters of fiscal 1998 and the first quarter of fiscal 1999.


     Between April 1998 and July 1998, the Company sold approximately $750,000 of common stock (at $.15 per share) and issued notes with warrants for approximately $50,000.

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

     A $425,000 note payable associated with the acquisition of the Fairfield restaurant matured on January 2, 1997. The restaurant was sold on March 24, 1998 and the note has been restructured to provide for interest payments of $5,500.44 monthly through June 24, 1998, with the remaining principal and any unpaid interest due on June 24, 1998. The outstanding principal balance is $440,035. The noteholder has taken a $230,000 note due the company and received on the sale of the restaurant, as additional collateral for the $440,035 note.

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

During the quarter ended March 29, 1998, the Company filed no reports on Form
8-K.

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