Form 10KSB
period 1998-06-28
RATTLESNAKE HOLDING CO INC
filed 1999-08-13
CIK 935499

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the fiscal year ended June 28, 1998

     Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____________ to _______________

                           Commission File No. 1-13818

                      The Rattlesnake Holding Company, Inc.
                 (Name of small business issuer in its charter)

     Delaware                                           06-1369616
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                               2 South Main Street
                             South Norwalk, CT 06854
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (860) 276-8660

     Securities registered under Section 12(b) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Securities registered under Section 12(g) of the Exchange Act:

                                      None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No


     State issuer's revenues for its most recent fiscal year. $3,888,643

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 28, 1998. 10,889,285

     As of June 28, 1998, the aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the price at which the stock was sold was $3,677,300. The shares of the Company's Common Stock are currently traded on the Over-the-Counter Bulletin Board under the symbol "RTTL".

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     The Rattlesnake Holding Company, Inc. a Delaware corporation (unless the context otherwise indicates, with its subsidiaries, the "Company") was formed and commenced operations in 1993, and effected an initial public offering of its stock in 1995 to develop, build and operate a chain of casual dining southwestern restaurants under the name Rattlesnake Southwestern Grill. At one time, the Company operated a total of 8 restaurants in the New York metropolitan area. Management was unable to operate the restaurants profitably, failed to control general and administrative expenses and did not develop a workable growth strategy. As a consequence, the Company experienced substantial losses and incurred a significant amount of debt. In 1997, the Board of Directors elected certain of its members as officers to take control of operations and replace the existing management pursuant to its Cost Reduction Plan. The Company then disposed of development projects and non-performing restaurants, negotiated severance agreements with the former management, and sharply reduced general and administrative expenses.

     In March 1998, the Company consummated a transaction with Nicolo Ottomanelli and Joseph Ottomanelli, through which it acquired a company which franchised Ottomanelli's Cafe(R) restaurants (casual dining New York City based operations), an Ottomanelli's Cafe(R) and another food service operation in New Jersey, and as well as management with expertise in the selection and sale of meat and meat products. The Ottomanelli's Cafe(R) franchise company currently has extremely limited operations. Upon further analysis, Company management concluded that the Ottomanelli Cafe(R) operations were inconsistent with the Company's operating plans and were authorized to be terminated. The restaurants were closed in August 1998.

     In fiscal 1998, in furtherance of its Cost Reduction Plan, the Company terminated operations at its Lynbrook, New York and Danbury, Connecticut facilities, and in November 1998, terminated operations at its Flemington, New Jersey facility as well, for which it recorded an impairment charge in 1998.

     In April 1999, 106 Federal Road Restaurant Corp., a wholly-owned subsidiary of the Company, purchased the Danbury, Connecticut facility previously closed. The closed restaurant is being remodeled and reconfigured to serve as the first location for the Company's new restaurant concept.

     The  Company   continues  to  operate  a  self  sustaining   Rattlesnake(R)
Southwestern Grill in South Norwalk, Connecticut.

New Restaurant Concept

     In the last half of calendar year 1998, the Company's management recognized that it had a limited future as an operator of Rattlesnake Southwestern Grill restaurants. As a result, management set out to: (i) increase the Company's working capital through the consummation of a private placement offering of the Company's securities, with Commonwealth Associates serving as placement agent (the "Placement Agent"); (ii) assemble a new, highly experienced and established management team; and (iii) alter the Company's restaurant theme and menu and develop restaurants with a new concept.

Private Placement Offering

     In October 1998, the Company commenced a private placement offering (the "Offering") of its securities, pursuant to which it offered investors Series B Convertible Preferred Shares. See "Description of Securities - Preferred Shares." Upon completion of the Offering in July 1999, the Company had raised approximately $6,000,000 and converted approximately $1,350,000 of debt to equity. After satisfying certain of its remaining debts, disbursements of and commissions to the placement agent, and payment of other expenses of the Offering, the Company secured approximately $4,000,000 for working capital use.

New Management Team

     In order to develop and implement its new restaurant concept, the Company installed a new management team and Board of Directors with significant experience in the restaurant operations industry. See "Management - Agreements with New Management." Accordingly, the Company has entered into personal service agreements (of varying commitment levels) with certain key persons who, as principals, have previously participated in the development of food service chains, including Shelly Frank (Chi-Chi's), Kenneth Berry (Roy Rogers, regionally), A.G. "Sandy" Rappaport (Outback Steakhouse) and Stephan A. Stein (David's Cookies). See "Management". However, due to a number of factors, including the Company's historical operating losses, small restaurant base and geographic concentration, as well as dependence on certain external factors it cannot control, there can be no assurance that new management will be able to make the Company profitable or commercially viable.

New Concept and Menu

     The Company has commenced concept development of a multi-regional chain of mid-priced steakhouses, to feature price/value steak and distinctive shrimp (and other) dishes, tentatively named Spencer's.

     The Spencer's is a price/value oriented restaurant concept which is designed to provide fresh, high quality food at moderate prices in a relaxed atmosphere. The key elements of the Spencer's concept include the following:

     o A casual, back to basics, large portions, mid-priced steakhouse; designed to offer exceptional service, specializing in two areas: steaks and shrimp offerings.

     o The menu will feature house cut and aged steaks and steak burgers (intended to be comparable quality to high priced steakhouse offerings), as well as bulk offerings of shrimp that are served in distinctive "house" sauces on pasta or rice with dunking bread.

     o The combination of food quality, comparatively moderate pricing, entertaining shrimp offerings, in an atmosphere where customer focus will be on price/value, without extensive or overbearing visual or gimmick effects, is intended to distinguish Spencer's from competitors.

     o To compliment the steak and shrimp offerings, menu items are expected to include: appetizers, caesar and unique salads; various but basic chicken, fish, rib, and pasta entrees; mainstay sandwiches; a separate Kid's list of choices that are inclusive of fries and beverage; house made fries, steamed or creamed "sides"; and desserts. Standard alcoholic beverages as well as selection of blended specialty drinks will be offered.

     o The average check, exclusive of tax/tip, is estimated to be $8.50 at lunch and $17.50 at dinner. Lunch and dinner will be served seven days (with a target of 17 table turns) per week and will be location sensitive.

     o A typical Spencer's should range in size from 6,000 to 8,000 square feet with 150 to 250 seats with a 175 seat average. It is intended that the Spencer's will be built according to a retrofit construction strategy. As a result, each Spencer's is expected to have a somewhat different layout. The interior image and trade dress, however, is intended to be consistent. The first Spencer's will be located in Danbury, Connecticut.

     o Total investment to open a Spencer's is estimated to be approximately $700,000 inclusive of retrofit expenses and exclusive of capitalized lease costs, with an estimated 3:1 annual sales to investment ratio.

     o The Spencer's menu and unit economics are intended to facilitate replication in multi-regional area development hubs through Company owned and ultimately franchised operations.

Operating Strategy

     The Company's objective is to differentiate its restaurants by exceeding customer expectations as to the quality of food, the friendliness of service and value of steak and shrimp dinners. To achieve this objective, the Company proposes to use the following strategies:

     Quality Assurance. The Company intends to provide freshly prepared, high quality items. The Company believes that its menu offerings will allow for simplified food preparation, efficient delivery and consistent quality. The Company will implement generalized procedures for quality assurance concerning products served in its restaurants.

     Commitment to Value. The Company's pricing strategy is designed to create an attractive price-to-value relationship, thereby increasing the Company's ability to attract value-oriented customers as well as traditional casual dining customers. The Company believes that the featured items, steak and shrimp, are considered quality foods, and if delivered at moderate prices, there should be a perceived value for the menu. The objective is to attract "repeat" business rather than "special occasion" business.

     Focus on Customer Service. The Company believes that it must provide prompt, friendly and efficient service to generate customer satisfaction. The Company plans to staff each restaurant with an experienced management team and keep table-to-server ratios low. Through the use of customer surveys, management expects to receive valuable feedback on its restaurants and through prompt response demonstrate a continuing dedication to customer satisfaction.

     Employee Training and Motivation. The Company believes a well-trained, highly motivated restaurant management team is critical to achieving the Company's operating objectives. The Company's training and compensation systems will be designed to create accountability at the restaurant level for the performance of each restaurant. The Company will train, motivate and educate its restaurant level managers and hourly co-workers. Each new manager will participate in a comprehensive training program which includes hands-on experience in one of the Company's restaurants. To instill a sense of ownership in restaurant management, compensation is proposed to be based, in part, on restaurant profits and low employee turnover. Management believes this focus on unit level operations creates a "single store mentality" and provides an incentive for managers to focus on increasing same store sales and restaurant profitability.

Growth Strategy

     The Company's growth strategy is to open new Company-owned restaurants by converting existing restaurants to its Spencer's concept. In developing the Spencer's format, there will be an emphasis on objective standards, so that the format and operating procedure could be readily duplicated. The Company plans to cluster new restaurants in existing metropolitan markets, which, management believes, would enhance supervisory, marketing and distribution efficiencies.

Restaurant Layout

     It is anticipated that Spencer's restaurants will be 6,000-8,000 square feet in size. Seating will vary from 150-250. The restaurants will be designed to include family dining with some privacy, and booths will be used when appropriate. Kitchen areas should be as open as possible to the dining areas. Decor should be uniform and designed to be distinctive. The Company will seek visible main road locations which are suitable for Spencer's unit economics but are below the size believed to be acceptable to general menu national restaurant chain operations.

Support Operations

     Advertising and Marketing. The Company plans to ultimately develop an ongoing defined advertising and marketing plan for the potential development of radio and newspaper advertising but will initially use point of sale and local store marketing. The Company's advertising is planned to focus on building brand loyalty and emphasizing the distinctiveness of the Spencer's atmosphere and menu offerings. In addition to advertising, the Company will encourage unit level personnel to become active in their communities through local charities and other organizations and sponsorships.

     Restaurant Reporting. Systems and technology are essential for the management oversight needed to monitor the Company's restaurant operations. Operational and financial controls are planned to be maintained through the use of point of sale systems in each restaurant and an automated data processing system at the home office. Management will utilize this data to monitor the effectiveness of controls and to prepare periodic financial and management reports. The system will also be utilized for financial and budgetary analysis, including analysis of sales by restaurant, product mix and labor utilization. All of the Company's systems are, because of the use of current software, anticipated to be Year 2000 compliant. See "Year 2000 Modifications."

     Human  Resources.  The Company will  ultimately  maintain a human resources department that supports restaurant operations through the design and implementation of policies, programs, procedures and benefits for the Company's employees. The eventual human resources department will include an employee relations manager.

Franchise Activities

     The Company presently franchises Ottomanelli's Cafes(R). That operation involves approximately five restaurants with nominal royalty revenues. No franchises have been sold during the past approximately five years. The Company has determined not to expand such operations. The Company may determine to franchise the Spencer's concept through area development agreements once several prototype restaurants are established and operating in a profitable manner, but there can be no assurance as to if or when any franchising program would be commenced for Spencer's restaurants.

Trademarks

     The Company is presently the licensee of Rattlesnake(R) and Ottomanelli's Cafe(R). Rattlesnake(R) is licensed from a non-affiliated person under an agreement expiring in or about the year 2000, with a right of renewal, and requiring minimum royalty payments of $5,000 per year. The Company has not determined whether to continue operations under the Rattlesnake(R) name. Ottomanelli's Cafe(R) is licensed from a corporation, the capital stock of which is owned by Nicolo and Joseph Ottomanelli, with a term co-extensive with the licensor's rights and for no separate consideration, entered into as part of the merger transaction between such persons and the Company (see "Certain Transactions").

     The Company will file an application with the United State Patent and Trademark Office ("PTO") to trademark Spencer's should such be ultimately determined to be the Company's final choice of concept names. There can be no assurance as to the opposition to these filings by the PTO and/or third parties, or if or when the trademarks would be granted to the Company. Names and marks similar to the trademarks of the Company may be used by third parties in certain limited geographical areas. Such third party use may prevent the Company from licensing the use of its service marks for restaurants in such areas. The Company intends to protect its trademarks by appropriate legal action whenever necessary.

Government Regulation

     The Company is subject to various federal, state and local laws affecting its business. In addition, each of the Company's restaurants will most likely be subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Most municipalities in which the Company's restaurants will be located require local business licenses. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The Company is also subject to Federal and state environmental regulations, but such regulations have not had a material adverse effect on the Company's operations to date.

     Approximately ten to twenty (10-20%) percent of the Company's restaurant sales is anticipated to be attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, will require appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine and in some states or localities to provide service for extended hours and on Sunday. Each restaurant requires food service licenses from local health authorities. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect, or in an extreme case, terminate its operations. However, each restaurant is expected to operate in accordance with standardized procedures designed to assist in compliance with all applicable codes and regulations. The Company is subject in the states in which it operates restaurants and proposes to operate restaurants, to "dram-shop" statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to cover damages from an establishment which wrongfully served alcoholic beverages to such person.

     The Americans With Disabilities Act (the "Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Company designs its restaurants to be accessible to the disabled and believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled, and the Company does not currently anticipate that such compliance will require the Company to expend substantial funds.

     The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. The Company's operations are also subject to Federal and state minimum wage laws and other laws governing such matters as working conditions, citizenship requirements, overtime and tip credits. In the event a proposal is adopted which materially increases the applicable minimum wage, such an increase would result in an increase in the Company's payroll and benefits expense.

Employees

     At June 28, 1998, the Company employed approximately 65 persons, 6 of whom were home office management and staff personnel, and the remainder of whom were restaurant personnel. As of June 30, 1999, the Company employed approximately 39 persons, 4 of whom were home office management and staff personnel, and the remainder of whom were restaurant personnel (reflecting the reduction from three restaurants to one active restaurant). A substantial number of the Company's restaurant personnel are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Competition

     The  restaurant  industry is intensely  competitive  with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Such competitors include a large number of national and regional restaurant chains. Although the Company believes that its concept will distinguish it from competitors, steakhouse chains with which the Company will compete include Outback, Longhorn, Lone Star and Bugaboo Creek restaurants. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are or may be located. The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns, and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and employee benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular. Any restaurant unit may face intense competition from a competitor opening a restaurant with a similar format in the near vicinity, at least in the short term, since newly opened restaurants frequently generate a high volume of customers.

Forward Looking Statements

     The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to: the Company's history of losses and cash flow deficit; existing indebtedness and adverse litigation; the development and implementation of a new restaurant format and menu, and the leasing and development of a chain of restaurants; dietary trends; competition; ability to manage growth; volume manufacture timely delivery quality control and customer service aspects of the Company's business; limited manufacturing and warehouse facilities; ability to obtain and maintain Nasdaq listing; government regulation and other factors affecting the food service industry; trademark and service marks; insurance and potential liability; control by management; the Penny Stock Rules and liquidity of the Company's Common Stock, that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. Such factors, which are discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to financial statements, as well as unanticipated problems, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods expressed in the Memorandum. As a result, potential inventors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Risk Factors

     Operating Losses; Future Operating Results. The Company has a history of losses since its inception in 1993. As of the end of its June 28, 1998 fiscal year, losses aggregated $15,425,055 including losses of $4,797,857 and $3,236,039 for its fiscal years ended June 29, 1997 and June 28, 1998, respectively. The Company continued to incur operating losses in fiscal 1999. The Company's future profitability will depend upon, among other things, the Company's ability to generate a level of revenues sufficient to offset its cost structure in addition to reducing its operating costs on a per location basis. The Company believes that generation of that level of revenues is dependent upon the timely opening of restaurants and achieving and maintaining market acceptance. There can be no assurance that the Company will achieve significantly increased revenues or maintain profitable operations.

     Significant Capital Requirements; Need for Additional Financing; Indebtedness. The Company's capital requirements have been significant and its cash requirements have been exceeding its cash flow from operations (at June 28, 1998, the Company had a working capital deficit of $2,952,863) due to, among other things, costs associated with the prior development and operation of its Rattlesnake(R) Southwestern Grill restaurants and the Company's proposed modified and expanded operations. As a result, the Company has been dependent upon sales of its equity securities and loans to finance its working capital requirements. The Company is dependent upon the proceeds of the Offering to finance its proposed expansion. Based on the Company's current proposed plans and assumptions relating to the implementation of its expansion strategy, the Company anticipates that the net proceeds of the Offering, together with anticipated cash flow from operations and equipment, food vendor and landlord financing, will be sufficient to satisfy its contemplated cash requirements through July 2000. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, construction delays or other difficulties) or the proceeds of the Offering otherwise prove to be insufficient to fund operations and implement the Company's proposed expansion strategy, the Company could be required to seek additional financing sooner than anticipated. The Company has no current arrangements with banks or otherwise with respect to, or potential sources of additional financing, and it is not anticipated that any officers, directors or stockholders will provide loans to the Company. Consequently there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring it to curtail its expansion efforts. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders. At June 28, 1998, short term debt and liabilities totaled approximately $3,300,000 and long term debt totaled approximately $525,000. At June 28, 1998, approximately $1,212,000 of the Company's outstanding notes payable were past due and in default. Additionally, accumulated dividends for Series A preferred stock of $207,636 were also past due and unpaid. In July 1999, the Company completed a private placement of approximately $6,000,000 of Series B Preferred Stock. In conjunction with the private placement, approximately $860,000 of the notes payable and $523,000 of trade payables converted their obligations into Series B preferred stock and $639,000 of the notes payable were paid. Coincident with the private placement, the holders of 56,500 shares of Series A preferred stock exchanged their holdings for 55,370 shares of Series B preferred stock and waived their rights to the unpaid and accumulated dividends. There can be no assurance that cash flow from operations will be sufficient to repay remaining indebtedness and trade payables.

     Litigation. The Company is a party defendant to a number of litigations. If such litigations are concluded on relatively unfavorable terms, the litigations could have a material adverse effect on the Company and its prospects. (See "Legal Proceedings".)

     Dependence Upon Key Personnel; Varying Commitment Levels. The success of the Company will be dependent on its ability to attract and retain experienced management and restaurant industry personnel. The Company anticipates the receipt of strategic advice from Shelly Frank, A.G. (Sandy) Rappaport, and Stephan A. Stein, and full time services from Kenneth Berry as President, Nicolo Ottomanelli as Senior Vice President and Frank T. Ferro as Chief Financial Officer. These individuals have entered into agreements with the Company including varying levels of commitment, one of which, an advisory service agreement of Mr. Frank, is terminable by Mr. Frank without recourse by the Company. The loss of the advice or services of any one or more of these persons could have a material adverse effect on the business and prospects of the Company. The Company faces considerable competition from other food service businesses for personnel, many of which have significantly greater resources than the Company. There can be no assurance that the Company will be able to attract and retain personnel in the future, and the inability to do so could have a material adverse effect on the Company.

     Competition. The restaurant industry is intensely competitive with respect to price, service, location and food quality and variety. There are many well-established competitors with substantially greater financial and other resources than the Company, as well as a significant number of new market entrants. Such competitors include national, regional and local full-service casual dining chains, many of which specialize in or offer steak and seafood products, as well as single location restaurants. Some of the Company's competitors have been in existence for substantially longer periods than the Company, may be better established in the markets where the Company's restaurants are or will be located and engage in extensive advertising and promotional campaigns, both generally and in response to efforts by competitors to open new locations or introduce new concepts or menu offerings. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments which specialize in a variety of cuisines. While the Company believes that it is focusing on exciting and profitable menu items, there can be no assurance that consumers will regard the Company's menu and concepts as sufficiently distinguishable from competitive menus and restaurant concepts or that substantially equivalent menus and restaurant concepts will not be introduced by the Company's competitors.

     High Restaurant Failure Rate. The opening of new restaurants is characterized by a very high failure rate. The Company proposes to initiate and construct a new restaurant chain. During the initial operation of a newly opened restaurant, such restaurant could operate at a loss. In the event of a prolonged period of unfavorable operating results for a restaurant, the Company may be required to close such restaurant, which could have a material adverse effect on the financial condition and results of operations of the Company. In the short term, the Company will remain dependent upon a limited number of restaurants for substantially all of its revenues. The lack of success or closing of the Company's existing restaurant, or the unsuccessful operation of a new restaurant, could have material adverse effect upon the financial condition and results of operations of the Company.

     Risks Relating to Proposed Expansion. The Company is currently implementing a strategy to change its concept and build a restaurant chain. The Company has limited experience in effectuating rapid expansion and in managing a large number of locations or locations that are geographically dispersed (and has enlisted the assistance of persons experienced in these areas effective with the Offering). The Company's proposed expansion will be dependent on, among other things, achieving significant market acceptance for its Spencer's concept, developing customer recognition and loyalty for the Spencer's name, identifying a sufficient number of prime locations and entering into lease arrangements for such locations on favorable terms, timely development and construction of locations, securing required governmental permits and approvals, hiring, training and retaining skilled management and other personnel, the Company's ability to integrate new restaurants into its operations and the general ability to successfully manage growth (including monitoring restaurant operations, controlling costs and maintaining effective equality controls). In the event that cash flow from operations is insufficient or that the Company is unable to obtain adequate equipment, food vendor or landlord financing, or other unexpected events occur, such as delays in identifying suitable locations, negotiating leases, obtaining permits or design and construction delays, the Company may not be able to open all of such locations in a timely manner, or at all. Moreover, the Company is using a new name and developing a new concept, both of which will have to be tested and will have to demonstrate commercial acceptance and financial viability. There can be no assurance that the Company will be successful in opening the number of restaurants currently planned in a timely manner, or at all, or that, if opened, those restaurants will operate profitably.

     Long Start-up Cycles; Fluctuations in Operating Results; Start-up Expense. The Company's restaurant start-up cycle, which generally commences with site selection and ends upon the opening of the restaurant to customers, will vary by location and could extend for a period of months. Difficulties or delays in site selection or events over which the Company will have no control, such as delays in construction due to governmental regulatory approvals, shortage of or the inability to obtain labor and/or materials, inability of the general contractor or subcontractors to perform under their contracts, strikes or availability and cost of needed debt or lease financing, could materially adversely affect the start-up costs and completion times of new locations. The Company expects that future quarterly operating results will fluctuate as a result of the timing of, and expenses related to, the openings of new restaurants (since the Company will incur significant expenses during the months preceding the opening of a restaurant), as well as due to various other factors, including the seasonal nature of its business and weather conditions. Accordingly, the Company's sales and earnings may fluctuate significantly from quarter to quarter and operating results for any quarter will not necessarily be indicative of the results that may be achieved for a full year. In addition, the capital resources required to construct each new location are significant. The Company estimates that the costs of opening its future locations (location acquisition and concept conversion) will be approximately $700,000 per location, net of any anticipated landlord contributions. The Company expects that it will incur approximately $75,000 in additional pre-opening costs in connection with the opening of future sites. There can be no assurance that the costs to construct and open a new location will not be significantly higher than currently anticipated.

     Consumer Preferences; Factors Affecting the Restaurant Industry. The restaurant industry is characterized by the continuing introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. While the demand for steak restaurants has grown significantly over the past several years, there can be no assurance that such demand will continue to grow or that these trends will not be reversed. The Company's success will depend on its ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants, demographic trends and unfavorable national, regional and local economic conditions, inflation, increasing seafood and other food and labor costs. Failure to respond to such factors in a timely manner could have a material adverse effect on the Company.

     Geographic Concentration. The Company's existing restaurant, and the initial site selection(s), are to be in the New York metropolitan tri-state area. Given the Company's geographic concentration, adverse publicity relating to the Company's restaurants could have a more pronounced adverse effect on the Company's operating results than might be the case if the Company's restaurants were more geographically dispersed. A decline in tourism, or in general economic conditions, which affects the New York metropolitan area economy or tourism industry, particularly during the time of peak sales, could have a material adverse effect on the Company's operations and prospects.

     Seasonality. The restaurant business is seasonal, and could be adversely affected by extreme weather during what would otherwise be a period of higher sales.

     Menu Emphasis on Steak and Shrimp. The focus of the Company's restaurant expansion will be on a menu featuring mid-priced steaks and a variety of shrimp selections (as well as other foods). Although the Company believes that this menu will prove attractive, it is very limited in relation to the variety of foods served in a "full menu" restaurant. Accordingly, if these menu items do not prove attractive, the Company will be adversely affected and would have to restructure its menu, with the attendant costs and loss of momentum resulting from a second start up effort..

     Fluctuations in Food and Other Costs; Supply of Food. The Company's profitability is dependent on its ability to anticipate and react to increases in food, labor, employee benefits, and similar costs over which the Company has limited control. Specifically the Company's dependence on frequent deliveries of meat, seafood and produce subjects it to the risk of possible shortages or interruptions in supply caused by adverse weather, labor, transportation or other conditions which could affect the availability and cost of such items. The Company believes it will be able to anticipate and react to fluctuations in food costs through selected menu price adjustments, purchasing steak and shrimp directly from suppliers and promoting certain alternative menu selections (in response to price and availability of supply). However, there can be no assurance that the Company will be able to continue to anticipate and respond to such supply and price fluctuations in the future or that the Company will not be subject to significantly increased costs in the future. Moreover, the Company does not maintain long term supply contracts with any of its suppliers, and purchases products pursuant to purchase orders placed from time to time in the ordinary course of business. Although the Company believes that its relationships with its suppliers are satisfactory and that alternative sources are available, the loss of certain suppliers, or substantial price increases, could have a material adverse effect on the Company.

     Potential Liability for Sale of Alcoholic Beverages. The Company's restaurants will be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. New York law currently provides that a vendor of alcoholic beverages may be held liable in a civil cause of action for injury or damage caused by or resulting from the intoxication of a minor (under 21 years of age) if the vendor willfully, knowingly and unlawfully sells or furnishes alcoholic beverages to the minor and knows that the minor will soon thereafter be driving a motor vehicle. A vendor can similarly be held liable if it knowingly provides alcoholic beverages to a person who is in a noticeable state of intoxication, knows that person will soon thereafter be driving a motor vehicle and injury or damage is caused by that person. In addition, significant national attention is focused on the problem of drunk driving, which could result in the adoption of additional legislation and increased potential liability of the Company for damage or injury caused by its customers. The Company carries insurance for this liability.

     Limited Insurance Coverage. At the present time, the Company carries limited liability insurance and casualty insurance and effective July 15, 1999 retroactive to February 17, 1999, an officer/director liability insurance policy as well. The Company did not have such insurance during the period from January 1998 to such date. The Company does not maintain health insurance. The Company intends to periodically upgrade its insurance coverage, but there can be no assurance as to when upgrades will be effected and as to any claims which may be made, or the impact of the same.

     Government Regulation. The Company is subject to extensive state and local government regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various regulation relating to the sale of food and beverages, sanitation, disposal of refuse and waste products, public health, safety and fire standards. The Company's restaurants are subject to periodic inspections by governmental agencies to assure conformity with such regulations. Difficulties or failure in obtaining required licensing or other regulatory approvals could delay or prevent the opening of a new restaurant, and the suspension of, or inability to renew, a license at an existing restaurant would adversely affect the operations of the Company. Restaurant operating costs are also affected by other government actions which are beyond the Company's control, including increases in the minimum hourly wage requirements, workers compensation insurance rates, health care insurance costs and unemployment and other taxes. The Federal Americans With Disabilities ("ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The Company's restaurants are currently designed to be accessible to the disabled, and the Company believes that it is in compliance with all current applicable regulations relating to accommodations for the disabled. However, there can be no assurance that the Company will not be deemed to violate the ADA, and could be required to expend significant funds to provide service to or make reasonable accommodations for disabled persons.

     Uncertainty of Protection of Proprietary Information. The Company's business prospects will depend in part on the Company's ability to develop favorable consumer recognition of the Spencer's name, which is only a proposed name and not a trademark. Although the Company intends to apply for trademark registration for use of the Spencer's name by the United States Patent and Trademark Office, there can be no assurance that: (i) the Company's registrations will be issued and will not violate the proprietary rights of others or that the Company's trademarks would be upheld; or (ii) that the Company would not be prevented from using its trademarks, if challenged, any of which could have an adverse effect on the Company. In addition, the Company will rely on trade secrets and proprietary know-how, and will employ various methods, to protect its concepts and recipes. However, such methods may not afford adequate protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts and recipes. The Company does not maintain confidentiality and non-competition agreements with all of its executives, key personnel or suppliers. There can be no assurance that the Company will be able to adequately protect its trade secrets. In the event competitors independently develop or otherwise obtain access to the Company's know-how, concepts, recipes or trade secrets, the Company could be adversely affected.

     Control by Management. The Company's current officers and directors own approximately 25% of the outstanding Common Stock of the Company. Accordingly, such persons could be able to control the Company and generally direct the Company's affairs, including electing a majority of the Company's directors and causing an increase in the Company's authorized capital or the dissolution, merger or sale of the Company or substantially all of its assets.

     No Dividends. The Company has never paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, except for possible cash dividends on the Preferred Shares. The Company currently intends to retain any and all earnings for use in connection with the expansion of its business and for general corporate purposes. The declaration and payment of future cash dividends, if any, will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements future prospects, and other factors deemed relevant by the Board of Directors.

     Shares Eligible for Future Sale. On June 30, 1999, the Company would have approximately 200,000,000 shares of Common Stock outstanding (assuming conversion of convertible securities but no exercise of any warrants or options), of which approximately 15,000,000 shares of Common Stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). All of the remaining shares of Common Stock outstanding are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act and all of such restricted shares will become eligible for sale, pursuant to Rule 144, at the present time or later, but in no event later than one year from the date hereof, subject to the agreements set forth below. The Company plans to file a registration statement under the Securities Act of 1933 including substantially all of the restricted securities which may be issued upon the conversion of convertible securities and the exercise of options and warrants (approximately 300,000,000 shares of common stock). It is anticipated that such registration statement will become effective during the fourth quarter of calendar 1999. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or even the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market is likely to adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities at future dates.

     Possible Adverse Effect of Outstanding Warrants and Options. Upon the consummation of the Offering in July 1999, there were approximately 165,000,000 shares of Common Stock reserved for issuance upon conversion of the Company's outstanding Series B Preferred Stock, and an additional approximately 125,000,000 shares reserved for issuance upon the exercise of other options and warrants. Upon issuance of these shares, dilution of the interests of the holders of the Company's Common Stock will occur and any sales in the public market of the shares may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity may be adversely affected since the holders of the Series B Preferred Stock, outstanding warrants and options can be expected to convert or exercise them at a time when the Company would, in all likelihood, be able to obtain capital on terms more favorable to the Company than those provided by such securities.

     Delaware Anti-Takeover Statute; Possible Adverse Effects of Authorization of Preferred Shares. As a Delaware corporation, the Company will become subject to prohibitions imposed by Section 203 of the Delaware General Corporation Law ("DGCL"). In general, this statute prohibits the Company from entering into certain business combinations without the approval of its Board of Directors and/or stockholders and, as such, could prohibit or delay mergers or other attempted takeovers or changes in control with respect to the Company. Such provisions may discourage attempts to acquire the Company. In addition, the Company's Certificate of Incorporation authorizes the board of Directors to issue up to 5,000,000 shares of "blank check" preferred shares (the "Preferred Shares") without stockholder approval, in one or more series and to fix the dividend rights, terms, conversation rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of Preferred Shares. The issuance of shares of Preferred Shares in the future could, among other results, adversely affect the voting power of the holders of Common Stock and, under certain circumstances, could make it difficult for a third party to gain control of the Company, prevent or substantially delay a change in control, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock. See "Description of Capital Stock".

     Failure to List Common Stock on Nasdaq Small Cap or National Market System; Risks Relating to Low-Prices Stocks. The Company will seek to list the Common Stock on Nasdaq Small Cap or National Market System as soon as deemed practical. The Company would have approximately 300,000,000 shares of Common Stock outstanding, assuming conversion of all convertible securities and the exercise of all outstanding options and warrants (of which there can be no assurance). It would be necessary for the Company to seek authorization from its stockholders for a Common Stock combination (ie: a reduction in the outstanding number of shares of Common Stock) to achieve a market price which will enable the Company to obtain a Nasdaq listing. If approved, this could sharply reduce the number of shares of Common Stock outstanding (and the number of shares owned by any stockholder). There are also stringent net worth requirements that the Company does not currently meet, and may not meet in the future. The failure to meet listing or maintenance criteria will result in the failure to effect the listing of the Company's Common Stock on Nasdaq, and trading, if any, in the Company's Common Stock would be limited to the non-Nasdaq Bulletin Board market. As a result, there would be a significant lack of liquidity, and an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

     Possible Adverse Effect of Penny Stock Rules on Liquidity for the Company's Common Stock. The Securities and Exchange Commission (the "Commission") regulations define a "penny stock" to be an equity security not registered on a national securities exchange, or for which quotation information is disseminated not on the Nasdaq SmallCap Market, that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing required penny stock restrictions will not apply to the Company's Common Stock if the Common Stock becomes listed on the Nasdaq SmallCap Market, and if certain price and volume information is provided on a current and continuing basis or, or if the Company meets certain minimum net tangible assets or average return criteria. In any event, even if the Common Stock was exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Securities Act, as amended, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Common Stock remains subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially and adversely affected. Any disruption in the liquid market of the Common Stock could limit the Company's access to the equity markets in the future, and could have a materially adverse effect on the Company's business, financial conditions and results of operations.

ITEM 2. DESCRIPTION OF PROPERTIES

Properties

     At June 28, 1998, the Company's principal office was located in New York City in approximately 600 square feet of office space under a month-to-month lease with an affiliate of Nicolo Ottomanelli. See "Certain Transactions". At June 30, 1999, the Company's principal office was and is located at 2 South Main Street, South Norwalk, CT 06854 at the location of its remaining Rattlesnake(R) Southwestern Grill restaurant.

     At June 28, 1998, the Company operated two of its then three owned Rattlesnake(R) Southwestern Grill restaurants as follows:

     Location                         Size/Seating         Lease Expiration

South Norwalk, CT                     3,270 sf/120         May 2002
Flemington, NJ (closed                7,800 sf/250         August 2002
November 1998)

     As of June 30, 1999, the South Norwalk, Connecticut restaurant continues in operation; 106 Federal Road Restaurant Corp., a wholly-owned subsidiary of the Company, purchased the Danbury, Connecticut Rattlesnake Southwestern Grill restaurant (which was closed June 22, 1998) and the underlying real estate for conversion to the Spencer's prototype.

ITEM 3. LEGAL PROCEEDINGS.

     As of June 28, 1998, the Company was engaged in certain material litigation as follows:

     Union Savings Bank of Danbury v. Thomas F. Moffit, et al. (Rattlesnake Danbury, Inc.) This was a foreclosure action against Rattlesnake's landlord and the Company was named as an additional defendant by virtue of its interest as a tenant. On March 15, 1999, an execution of ejectment was entered by the Court. (The Company subsequently purchased this property through its wholly-owned subsidiary, 106 Federal Road Restaurant Corp.)

     Peck v. Rattlesnake Ventures, Inc. et. al.

     Plaintiff, the owner of an apartment situated above the South Norwalk Rattlesnake Grill operated by Rattlesnake Ventures, Inc. ("RVI"), a wholly-owned subsidiary of the Company, brought an action for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act based on allegations of excessive noise, and rude and or threatening conduct of employees of RVI including the Corporate Chairman and CEO at the time, William Opper ("Opper").

     A jury verdict in the amount of $225,000 was entered against RVI and Opper jointly on the negligence per se counts of the plaintiff's complaint. In addition, verdicts in the amount of $200,000 were entered against both Opper and RVI separately on the intentional and negligent infliction of emotional distress counts of the complaint. The trial court subsequently set aside the emotional distress awards against both Opper and RVI leaving only the negligence per se award against Opper and RVI jointly in the amount of $225,000 referred to above. This award is currently on appeal by RVI and Opper. The plaintiff has also appealed the trial court's post trial reduction of the jury award. It should be noted that an Offer of Judgment was filed in Peck in 1994. As a result there is the potential that interest at the statutory rate of 12% will be applied to any ultimate final award in Peck.

     Plaintiff's claims are arguably covered by one or more of RVI's insurance policies. Farmington Casualty Company (Travelers Property Casualty is successor in interest to Aetna Property and Casualty who was successor in interest to Farmington Casualty Company) and Insurance Company of Greater New York retained counsel to defend Rattlesnake under a reservation of rights. The third insurance carrier, Public Service Mutual denied coverage. Greater New York and Farmington have continued to prosecute the appeal under a reservation of rights. RVI has advised all three insurance companies that it intends to pursue its rights in an action for damages and declaratory relief against them in the event that the appeal is unsuccessful and the insurance carriers refuse to provide coverage for plaintiff's claims.

     William Opper Indemnification Demand/Peck

     On or about July 7, 1999, a demand letter was tendered to the Company by Mr. Opper's attorney seeking indemnification from potential liabilities arising out of Peck (above). This demand is based on an indemnification provision in an agreement between Mr. Opper and the Company. The Company has been advised that viable defenses to this demand may exist.

     Travelers Property Casualty as Successor in Interest to Aetna Property and Casualty v. Rattlesnake Bar and Grill Holding Company, Inc. et. al.

     Travelers Property Casualty as Successor in Interest to Aetna Property and Casualty v. Rattlesnake Bar and Grill Holding Company, Inc. et. al., Plaintiff seeks declaratory judgment that Travelers is not obligated to indemnify the defendants in the underlying Peck action. Plaintiff alleges the absence of a qualifying incident of bodily injury or property damage due to the lack of an "occurrence" defined in the policy as accidental, the lack of a bodily injury as defined in the policy and the lack of property damage as defined in the policy. The plaintiff furthermore argues for exclusion of coverage due to the alleged intent to harm the plaintiff and alleged existence of property damage expected or intended from the standpoint of the insured. Preliminary analysis suggests viable arguments may exists for extension of coverage in this matter.

     Jack Cioffi Trust v. Rattlesnake Lynbrook and Rattlesnake Holding. This is an action for an alleged breach of a commercial lease in which damages exceeding $190,000 are being sought. The Company has disputed this claim. The plaintiff has inadequately responded to Rattlesnake's demand for discovery and inspection and interrogatories. A compliance conference was adjourned to September 15, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In February 1999, the holders of a majority of the issued and outstanding shares of the Company's Common Stock, by written consent in lieu of a meeting pursuant to Section 228 of Delaware's General Corporation Law, adopted an amendment to the Company's Certificate of Incorporation, increasing the Company's capitalization. As a result of this amendment to the Certificate of Incorporation, the Company is authorized to issue a total of 405,000,000 shares, of which 400,000,000 are shares of Common Stock and 5,000,000 shares of Series B Preferred Stock.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The high and low bid quotations for the preceding three fiscal years for the Common Stock on the NASDAQ SmallCap Market (until September 1997) and the NASDAQ Bulletin Board (thereafter), is as follows (fractions converted to approximate decimal values):

                                                         BID
         Fiscal Year 1997                             Low      High
Quarter ended September 30, 1996                      2.88     3.63
Quarter ended December 31, 1996                       1.25     3.62
Quarter ended March 31, 1997                           .87     1.25
Quarter ended June 30, 1997                            .62      .87

         Fiscal Year 1998
Quarter ended September 30, 1997                       .17      .65
Quarter ended December 31, 1997                        .17      .31
Quarter ended March 31, 1998                           .17      .65
Quarter ended June 28, 1998                            .44      .65

         Fiscal Year 1999
Quarter ended September 30, 1998                       .22     1.03
Quarter ended December 31, 1998                        .13      .45
Quarter ended March 31, 1999                           .13      .31
Quarter ended June 30, 1999                            .09      .31

     As of the close of business on June 30, 1999, there were 164 holders of record of the Common Stock. The Company has paid no dividends on its common stock for the last three years and does not expect to pay dividends in the future.

Description of Securities

     Authorized Capital Stock

     At June 28, 1998, the Company's authorized capital stock consisted of 20,000,000 shares of Common Stock, par value of $.001 per share; and 5,000,000 shares of Preferred Stock, par value of $.10 per share, of which 56,500 shares were designated Series A Preferred Shares. As of June 28, 1998, there were 10,889,285 shares of Common Stock issued and outstanding (not including shares of Common Stock issuable upon conversion of convertible securities, or exercise of options and warrants) and 56,500 shares of Series A Preferred Stock issued and outstanding. As of June 30, 1999, the Company's authorized capital stock consisted of 400,000,000 shares of Common Stock, par value of $.001 per share; 5,000,000 shares of preferred shares, of which 500,000 are designated Series B Preferred Shares. As of June 30, 1999, there were approximately 29,500,000 shares of Common Stock issued and outstanding (not including shares of Common Stock issuable upon conversion of convertible securities, or exercise of options and warrants) and 308,000 shares of Series B Preferred Stock issued and outstanding.

     Common Stock

     Holder of shares of Common Stock are entitled to one vote per share, without cumulative voting, on all matters to be voted on by shareholders. Therefore, the holders of more than 50% of the shares of Common Stock voting for the election of directors can elect all of the directors, subject to the right of the holders of the Preferred Shares (upon a default in the payment of dividends) to elect one director (which right is to be exercised for the holders of Preferred Shares by the Placement Agent) so long as Preferred Shares remain outstanding. The Company's Certificate of Incorporation provides for a staggered Board of Directors, which is intended to allow for the election of one third of the Board every year for three year terms. This provision is designed to maintain the continuity of the Board of Directors. Since there has not been a meeting of stockholders for approximately three years, at the next meeting, the Board of Directors structure, which has lapsed, will be reestablished, and one third of the directors will be elected for a term of one year, one third of the directors will be elected for a term of two years and the remaining one third of the director will be elected for a term of three years. Subject to preferences that may be applicable to any outstanding preferred shares, holders of Common Stock are entitled to receive ratably, such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of the outstanding Preferred Shares. The Common Stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking-fund provisions with respect to such shares. All the shares of Common Stock presently outstanding are fully paid and non-assessable.

     Conversion of Preferred Shares. The Preferred Shares will be convertible, at the option of the holder at any time after November 1999 at a conversion price initially equal to $0.05 per share of Common Stock. The conversion rate will be reduced by 10% per month for each month the Company fails to comply with its obligations to file, and in good faith process, a registration statement (see below). In the case of a consolidation or merger of the Company with or into any other corporation, or in case of any sale or transfer of substantially all the assets of the Company, a holder of Preferred Shares will be entitled to receive on conversion the consideration which the holder would have received had he converted immediately prior to the occurrence of the event. The conversion price is subject to the adjustments on the terms set forth in the Certificate of Designation. The outstanding Preferred Shares may, at the option of the Company, be converted, with no action on the part of the holder, if, at any time after February 2000, the Common Stock into which the same is converted is registered under the Securities Act and the closing bid price of the Common Stock for twenty (20) consecutive trading days is at least four time the conversion price ($0.20 based on the initial conversion price of $0.05).

     Filing of Registration Statement. The Company is required to cause a registration statement under the Securities Act of 1933, as amended (the "Act") to be filed under the Act covering the shares of Common Stock issuable upon conversion of the Preferred Shares sold in the Offering, by August 17, 1999, and is required thereafter use its best efforts to cause such Registration Statement to be declared effective. In the event the Registration Statement is not filed, or if the Company fails to use its best efforts to have such Registration Statement declared effective within ninety (90) days thereafter, the conversion price will be automatically reduced by 10% for each month of such failure, and the dividend rate on the Preferred Shares will be increased to 14% per annum from issuance. All expenses incurred in any registration of the holder's shares of Common Stock will be paid by the Company; provided, however, that the Company will not be liable for any discounts or commissions to any underwriter, any stock transfer taxes incurred in respect of shares sold by the offering holders, or for any legal fees and expenses to effect the sale of the respective holder's shares. The holders and the Company will indemnify each other for certain liabilities under the Act.

     Dividends. Holders of Preferred Shares are entitled to receive, quarterly, dividends at the rate of 8% per annum before any dividends may be paid with respect to the Common Stock, which shall be paid in cash or Preferred Shares at the election of the Company. If there is a failure to pay dividends, then the Placement Agent, on behalf of such holders, has the right to designate one director to the Company's Board. In addition, if the Company fails to comply with its obligations to file and process a Registration Statement (see above), the dividend rate will increase to 14% per annum from issuance.

     Liquidation Preference. Holders of Preferred Shares are entitled to receive $25.00 per share (plus all unpaid dividends), and no more before any distribution or payment is made to holders of Common Stock or other junior stock in the event of the dissolution, liquidation, or winding up the Company. If, in any such event, the assets of the Company are insufficient to permit full payment, the holders of Preferred Shares will be entitled to a ratable distribution of the available assets. A consolidation, merger, or sale of all or substantially all of the assets of the Company will not be considered a liquidation, dissolution, or winding up for these purposes.

     Voting Rights. The Preferred Shares are non voting (however, the shares of Common Stock into which the Shares are convertible will be entitled to one vote for each share). The Preferred Shares will have certain additional voting rights provided by law and/or the Certificate of Designation. The Company may not, without the consent of the majority of the holders of the then outstanding Preferred Shares, voting as a class (i) alter, amend, or modify the authorizing resolution or Certificate of Designation creating the Preferred Shares; (ii) adversely affect rights or preferences of the Preferred Shares; or (iii) issue any stock that ranks in liquidation equal or senior to the Preferred Shares.

Warrants

         The following chart provides a summary with respect to the warrants granted by the Company which are outstanding as of June 30, 1999:

Number of Warrants                           110,000,000

Price Range of Warrants                   $0.05 to $16.00

Series A Convertible Preferred Shares

     At June 28, 1998, the Company had 56,500 shares of Series A Preferred Shares outstanding. Based on a prior exchange offer and acceptance, these shares were exchanged with the Company in February 1999 for 55,370 Preferred Shares, and retired by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR  PLAN OF OPERATION.

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements.

     The Company's original strategy of aggressive growth, utilizing a low cost restaurant concept adaptable to different leasehold configurations in a short construction timetable, met with significant difficulty, particularly in the areas of inconsistent operational performance of newer units. As a result, the Board of Directors voted in January 1997 to adopt a revised business plan (the "Cost Reduction Plan") that focuses on profitability of existing restaurants and the closing of marginal restaurants.

     In late fiscal 1998, the Company modified its expansion and operating strategy to facilitate a more rapid course to profitability and accelerate the reduction of losses pursuant to the Cost Reduction Plan. This new strategy incorporates a sharpened focus on existing profitable restaurants, the elimination or conversion of unprofitable restaurants and the implementation of aggressive cost cutting measures designed to reduce operating expenses and improve restaurant operating performance. The Company has, accordingly, terminated operations at seven locations.

     At June 28, 1998, The Rattlesnake Holding Company, Inc. was the parent corporation of two subsidiary companies operating at individual restaurant locations, utilizing the unique Rattlesnake Southwestern Grill concept:

RESTAURANT LOCATIONS                        OPERATIONS COMMENCEMENT DATE

Flemington, New Jersey                      November 1995 (closed November 1998)
South Norwalk, Connecticut                  June 1992

Fiscal Year Ended June 28, 1998 as Compared with Fiscal Year Ended June 29, 1997

     Net restaurant sales decreased 52.1% to $3,761,300 for the fiscal year ended June 28, 1998 from $7,851,950 for the twelve months ended June 29, 1997. The decrease in net restaurant sales resulted from the closing of the Fairfield, Connecticut, White Plains and Yorktown Heights, New York restaurants in fiscal 1997. For the fiscal year ended June 28, 1998, the Company generated a net loss of $3,236,039 as compared to a net loss of $4,797,857 for the fiscal year ended June 29, 1997, a decrease of $1,561,818. The decreased loss was principally attributed to the modified expansion and operating strategy adopted by the Board of Directors in January of 1997.

     Restaurant operating losses were $173,614 for the fiscal year ended June 28, 1998 as compared with $136,256 for the fiscal year ended June 29, 1997. This decrease in operating losses was principally attributable to the implementation of the Company's Cost Reduction Plan and closure of unprofitable restaurants. Restaurant salaries and benefits were reduced as a result of a reduction in the number of personnel being reduced. Furthermore, depreciation and amortization reduced as the number of operating restaurant facilities was reduced.

      Restaurant Sales

     Gross restaurant sales decreased 53% to $3,888,643 for the fiscal year ended June 28, 1998 from $8,265,474 for the fiscal year ended June 29, 1997. The decrease in restaurant sales resulted from the decrease in number of operating restaurants during the fiscal year 1997 period, the closure of the Danbury, Connecticut restaurant, and lack of working capital to adequately maintain and provide the restaurant operations. Store sales for comparable periods for fiscal year ended June 28, 1998 decreased $897,008.

      Promotional Sales

     Promotional sales decreased from $413,524 for fiscal year ended June 29, 1997 to $127,343 for fiscal year ended June 28, 1998. This decrease is attributed to a reduction in direct mail advertisement incentives and closer controls of in-house manager promotions. Promotional sales have decreased as a percentage of gross sales in fiscal year 1998 to 3.3% from 5.0% in fiscal year 1997. This decrease as a percentage of sales is the result of Corporate policy to reduce promotional sales.

      Food and Beverage Costs

     Food and beverage costs increased slightly as a percentage of net restaurant sales at 32.6% in fiscal year 1998 and 31.1% in 1997. The cost of food and beverage sales decreased to $1,225,982 for the fiscal year ended June 28, 1998, as compared with $2,443,860 for the fiscal year ended June 29, 1997. The slight increase is due to menu changes and loss of purchasing efficiencies based on fewer restaurants in operation. This decrease as a percentage of sales is the result of the beneficial effects of clustered marketing efforts and shared costs among all of the Company's restaurants.

      Restaurant Salaries and Fringe Benefits

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $1,322,119 for the fiscal year ended June 28, 1998 as compared to $2,792,622 for the fiscal year ended June 29, 1997. This decrease is attributable to the operation of fewer restaurants during fiscal 1998. As a percentage of net sales, these costs decreased to 35.2% in fiscal 1998 from 35.6% in fiscal 1997, principally due to the implementation of the Company's cost reduction plan under which it reduced restaurant management and staff during the fourth quarter of fiscal year 1997.

      Occupancy and Related Expenses

     Occupancy and related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $1,072,796 for the fiscal year ended June 28, 1998 from $2,025,198 for the fiscal year end June 29, 1997. As a percentage of net restaurant sales, these costs increased to 28.5% in fiscal 1998 from 25.8% in fiscal 1997. The increase as a percentage of sales can be attributed primarily to the costs associated with the maintenance of the Fairfield restaurant which closed in fiscal year 1997 and which was not sold until March 24, 1998.

      Depreciation and Amortization Expense

     Depreciation and amortization expenses decreased as a percentage of net restaurant sales to 8.3% for the fiscal year ended June 28, 1998 from 9.3% for the fiscal year end June 29, 1997. These expenses decreased to $314,017 in fiscal year ended June 28, 1998 from $726,526 for the fiscal year end June 29, 1997. This decrease is primarily attributable to the reduction in the number of restaurants which were in operation during fiscal year 1998.

      General and Administrative Expenses

     Selling, general and administrative expenses decreased to $1,279,831 in fiscal year ended June 28, 1998 from $2,715,293 for the fiscal year end June 29, 1997. As a percentage of net sales, selling, general and administrative expenses increased from 34.6% in 1997 to 34.0% in 1998. These reductions in expense are a direct result of the Company's implementation of its cost reduction plan.

      Interest Expenses

     Interest expense increased to $261,276 for the fiscal year ended June 28, 1998 from $172,886 for the fiscal year end June 29, 1997. This increase resulted from additional borrowing by the Company and the increased interest rate relating to the extension of the Series C Notes payable.

     Loss of Closure of Restaurant Sites and Impairment Charges

     In fiscal 1998, the Company performed a further analysis of historical and projected operating results, which reflected a pattern of historical operating losses and negative cash flow, as well as future projected negative cash flow and operating results for fiscal 1999 for its Flemington restaurant. Accordingly, the Company recorded an impairment charge for this restaurant to write-down the impaired asset of $558,282 in fiscal 1998 and well contemplated the future closure based upon future operating results. The restaurant was subsequently closed in November 1998.

     On June 22, 1998, the Company closed its Danbury, Connecticut facility and subsequently lost its tenancy pursuant to a foreclosure action. Accordingly, the Company recognized a loss of $270,426 in fiscal 1998 relating to the closure.

     In fiscal 1998, Company management concluded that the operations of the former Ottomanelli Group were inconsistent with the Company's operating plans and were terminated in fiscal 1998, including the operations of its two New
Jersey restaurants. Accordingly, the Company concluded that the goodwill relating to the acquisition was impaired and recorded an impairment charge of approximately $436,000 in fiscal 1998.

     In fiscal 1998, the Company recorded an additional loss of $88,559 relating to the ultimate sale of the Fairfield, Connecticut location closed in June 1997 and an additional loss of $55,725 relating to the Lynbrook facility closed in September 1997.

Subsequent Events

     Between March 1998 and September 1998, the Company privately sold approximately $850,000 of its common stock at $.15 per share and issued convertible promissory notes for approximately $50,000. All notes were satisfied by payment of cash and/or conversion to Company equity at the Initial Closing of the Offering February 17, 1999.

     On June 22, 1998, the Company closed its facility in Danbury, Connecticut for renovations; lost its tenancy pursuant to a foreclosure action against its landlord by the mortgage lender; purchased the property for $1,350,000 cash from the prior landlord's mortgage lender via its wholly-owned subsidiary, 106 Federal Road, Inc. April 15, 1999; 106 Federal Road, Inc. leased it to another Company wholly-owned subsidiary, Federal Road Restaurants, Inc. on April 15, 1999; and the Company plans to a) mortgage its purchase and b) open a restaurant (its Spencer's prototype) on or about October 15, 1999.

     On July 2, 1998, the Company entered into a contract for the purchase of a restaurant facility in New York City for $400,000 in a combination of cash & notes. The Company ultimately chose not to purchase this property.

     On July 3, 1998, the Company entered into a contract for the purchase of a restaurant facility in Greenwich, Connecticut for $400,000 in a combination of cash and notes. The Company ultimately chose not to purchase this property.

     Between August 1, 1998 and September 15, 1998, the Company entered into various services and employment agreements with key personnel effective upon and in anticipation of the initial Closing of the Offering. See "Business and Management."

     Between October 1998 and December 1998, the Company entered into private financing arrangements with three individuals to provide $150,000 of bridge financing at 16% interest per annum, plus warrants, with due dates of the earlier of the closing of the proposed private placement or ninety (90) days, respectively. All notes were satisfied by payment of cash and/or conversion to Company equity at the Initial Closing of the Offering February 17, 1999.

     On October 27, 1998, the Company commenced an offering (the "Offering") of its Series B Convertible Preferred Shares, $.10 par value. Between February 17, 1999 and July 2, 1999, the Company sold approximately $6,000,000 of Series B Preferred Shares pursuant to the Offering and converted approximately $1,350,000 of its debt to Company equity. During the Offering, the Company satisfied, by payment of cash and/or equity in the form of preferred and/or common stock, the following: (a) all outstanding Series C promissory notes; (b) certain outstanding Series B promissory notes; (c) all outstanding promissory notes related to the Fairfield facility; and (d) all outstanding promissory notes from
(i) September 1997, (ii) March through June 1998, and (iii) October and November 1998, effectively satisfying all short term and long term debt which was in default at June 28, 1998.

     In November 1998, the Company closed its facility in Flemington, New Jersey as it was not meeting the Company's performance standards as part of its Cost Reduction Plan. The Company recorded a net loss of $558,282 in fiscal 1998 for this impaired asset.

     In December 1998, certain management personnel deferred a portion of their salary pending completion of the Offering. This debt was satisfied by payment of cash and conversion to Company equity at the initial closing of the Offering.

Fiscal Year Ended June 29, 1997 as Compared with Fiscal Year Ended June 30, 1996

     Net restaurant sales decreased 4.7% to $7,851,950 for the fiscal year ended June 29, 1997 from $8,242,809 for the twelve months ended June 30, 1996. The decrease in net restaurant sales resulted from the net effect of the closing of the Fairfield, Connecticut, White Plains and Yorktown Heights, New York restaurants in fiscal 1997 offset by an increase in the Danbury, Flemington and Lynbrook restaurants operating for a full year as compared to the prior period. For the fiscal year ended June 29, 1997, the Company generated a net loss of $4,797,857 as compared to a net loss of $3,193,155 for the fiscal year ended June 30, 1996, an increase of $1,604,702. The increased loss was principally attributed to losses of $1,731,842 incurred from the closing of restaurant sites.

     Restaurant operating losses were $136,256 for the fiscal year ended June 29, 1997 as compared with $159,235 for the fiscal year ended June 30, 1996. This decrease in operating losses was principally attributable to the implementation of the Company's cost reduction plan mid-year. The benefits recognized by these cost reductions were offset by the cost incurred relating to the maintenance of closed restaurants prior to their sale.

     Restaurant Sales

     Gross restaurant sales decreased 5.6% to $8,265,474 for the fiscal year ended June 29, 1997 from $8,755,565 for the fiscal year ended June 30, 1996. The decrease in restaurant sales resulted from the decrease in the number of operating restaurants during the fiscal 1997 period. The number of operating restaurants decreased from seven to four in the period ended June 29, 1997. The Company closed three of it's restaurants in fiscal year 1997 as follows:
Fairfield, Connecticut in January 1997; White Plains, New York in March 1997; and Yorktown Heights, New York in June 1997. As a result of these restaurant closings and the timing of restaurant openings, South Norwalk represents the only restaurant for which same store sales can be analyzed. Same store sales for the South Norwalk location increased $104,084 for the twelve-month period ended June 29, 1997.

     Promotional Sales

     Promotional sales decreased from $512,756 for fiscal year ended June 30, 1996 to $413,524 for fiscal year ended June 29, 1997. This decrease is attributed to a reduction in couponing and direct mail advertisement incentives, which were distributed to counter extreme winter weather conditions during fiscal year 1996. Promotional sales have decreased as a percentage of gross sales in fiscal year 1997 to 5.0% from 5.9% in fiscal year 1996. This decrease as a percentage of sales is the result of the beneficial effects of clustered marketing efforts and shared costs among all of the Rattlesnake restaurants.

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

     Depreciation and Amortization Expense

     Depreciation and amortization expenses, including the amortization of pre-opening store expenses, increased as a percentage of gross restaurant sales to 9.3% for the fiscal year ended June 29, 1997 from 7.4% for the fiscal year end June 30, 1996. These expenses increased to $726,526 in fiscal year ended June 29, 1997 from $608,260 for the fiscal year end June 30, 1996. This increase is primarily attributable to the depreciation and amortization recorded on restaurants, which were closed during fiscal year 1997.

     General and Administrative Expenses

     Selling, general and administrative expenses decreased to $2,715,293 in fiscal year ended June 29, 1997 from $2,810,433 for the fiscal year end June 30, 1996. As a percentage of net sales, selling, general and administrative expenses increased from 34.1% in 1996 to 34.6% in 1997. These reductions in expense are a direct result of the Company's implementation of its cost reduction plan. The increase as a percentage of sales reflect the impact of the decreased sales resulting from the closing of related restaurant sites

     Amortization of Debt Issuance Costs

     Debt issuance costs are principally associated with the subordinated note component of the Company's $1,800,000 unit offering and were capitalized and amortized ratably over the initial one-year term of the debt. As a result of the restructuring of this debt, the related unamortized debt issuance costs of
$72,114 were offset against the extraordinary gain recognized in this transaction in fiscal year 1996.

     Loss on Closure of Restaurant Sites

     The Rattlesnake Southwestern Grill Restaurant located in Fairfield, Connecticut was closed on January 4, 1997. The fixed assets, leasehold improvements and intangibles at the facility have been written off and are recorded at its estimated fair value. A net loss of $394,941 relating to the closing of the Fairfield location was recorded during the 1997 fiscal year.

     The Rattlesnake Southwestern Grill Restaurant located in White Plains, New York was closed on March 1, 1997 and sold on July 16, 1997. The facility was sold to individuals including the Company's former Chairman of the Board. A net loss of $224,135 relating to the closing of the White Plains location was recorded in fiscal 1997.

     The Rattlesnake Southwestern Grill Restaurant located in Yorktown Heights, New York was closed on June 9, 1997 and sold on June 27, 1997. A net loss of $362,091 relating to the closing of the Yorktown Heights location was recorded in fiscal 1997.

     The restaurant location on 86th Street in New York City was never opened and the Company sold the fixed assets on May 29, 1997 and transferred its interest in the lease at that location. A net loss of $306,456 relating to the selling of the 86th Street location was recorded in fiscal 1997.

     The Rattlesnake Southwestern Grill Restaurant located in Lynbrook, New York was closed on September 17, 1997. A net loss of $374,852 relating to the closing of the Lynbrook location was recorded in fiscal 1997 closing.

     Interest Expenses

     Interest expense increased to $172,886 for the fiscal year ended June 29, 1997 from $108,536 for the fiscal year end June 30, 1996. This increase resulted from additional borrowing by the Company and the increased interest rate relating to the extension of the Series C Notes Payable.

     Seasonality and External Influences on Quarterly Results

     The Company's sales and earnings reflect a seasonality of the business. Quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

     Recent Accounting Announcements

     In April 1998, Statement of Position 98-5 ("SOP 98-5"), "Reporting the Cost of Start-up Activities," was issued. SOP 98-5 requires that costs incurred during start-up activities, including pre-opening costs, be expensed as incurred. The Company will adopt SOP 98-5 in the first quarter of fiscal 2000 and management does not believe that the adoption of SOP 98-5 will have a material impact on the Company's financial position or results of operations.

     In June 1997, the FASB issues Statement 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources an din assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profits or loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company does not believe that adoption of the Statement will have a significant impact on the financial statements disclosures. The Company will adopt this accounting standard effective in fiscal 1999, as required.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued which is effective for fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

     Liquidity and Capital Resources

     The Company has a long history of losses which has depleted its capital resources and has resulted in the incurrence of a significant amount of indebtedness. Without additional funds, the Company will have to abandon its long term plans for the Spencer's concept development and the opening of additional restaurants, and drastically reduce its corporate overhead. The Company estimates that the financing obtained at the Offering will enable the Company to effect some expansion and to operate through July 2000. There can be no assurance that the Company will have adequate resources after such time unless it conducts profitable operations and/or obtains additional financing, of which there can be no assurance.

     The Company's cash position increased by $243,306 during the year ended June 28, 1998, principally as a result of the proceeds of a private placement of common stock, the proceeds from the sale of a convertible note which was subsequently converted into common stock, and certain bridge financing arrangements which were partially offset by operating losses and principal repayments.

     At June 28, 1998, the Company was past due and in default of a majority of its financing arrangements as $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December 15, 1997, $100,000 convertible subordinated notes payable matured September 4, 1997, $425,000 note payable matured on January 2, 1997, $11,709 note payable matured in February 1998, $220,000 note payable matured on December 31, 1997, $100,000 notes payable matured on May 31, 1998, $50,000 note payable matured on May 31, 1998, and a $2,089 subordinated note payable matured on August 6, 1996, such obligations aggregating $1,212,547 and all of which are in default as of June 28, 1998. Additionally, $207,636, of accumulated dividends Series A Preferred Stock were also past due and unpaid. All of the foregoing have subsequently been satisfied.

     On October 27, 1998, the Company commenced an offering (the "Offering") of its Series B Convertible Preferred Shares, $.10 par value. Between February 17, 1999 and July 2, 1999, the Company sold approximately $6,000,000 of Series B Preferred Shares pursuant to the Offering and converted approximately $1,350,000 of its debt to Company equity. During the Offering, the Company satisfied, by payment of cash and/or equity in the form of preferred and/or common stock, the following: (a) all outstanding Series C promissory notes; (b) certain outstanding Series B promissory notes; (c) all outstanding promissory notes related to the Fairfield facility; and (d) all outstanding promissory notes from
(i) September 1997, (ii) March through June 1998, and (iii) October and November 1998, effectively satisfying all short term and long term debt which was in default.

     Management of the Company was completing its Cost Reduction Plan, which included a further reduction in workforce and continuation of the closure of unprofitable restaurants, in fiscal 1998. Such plan included the closing and on sale of the Yorktown Heights, White Plains, New York, Fairfield, Connecticut and/or Lynbrook, New York locations, as well as the sale of its unopened New York City property. As indicated in note 4, the Company performed an analysis of its remaining restaurants and identified the Flemington restaurant as non-performing. The restaurant was subsequently closed in fiscal 1999. Effective upon the completion of the private placement, the Company has assembled a new management team and developed a new restaurant theme which will be introduced at the recently reacquired Danbury, Connecticut location.

     In September 1997, the Company completed a bridge financing under which it sold units consisting of notes and warrants totaling $250,000, which were due December 31, 1997. Each full unit consisted of (i) the Company's ten percent (10%) promissory note in the principal amount of $50,000 (the "Note"), and (ii) upon repayment of the Note, one four-year warrant for each dollar of financing provided herewith, at the rate of one warrant convertible into one share of the Company's common stock at the average bid price on the date of the receipt of the financing. The Company made principal payments of $30,000 in fiscal 1998 and the remaining $220,000 was outstanding and in default at June 28, 1998.

     On September 8, 1997, the Company repriced warrants issued to three Series C noteholders with principal aggregating $62,499 in return for extension of the re-payment period to December 15, 1997. The noteholders received 30,000 warrants as a result of the Company's failure to satisfy the debt on July 15, 1997.

     On December 8, 1997, the Company entered into a refinancing arrangement in which it raised $500,000 in a convertible note. $400,000 of the proceeds were utilized to reduce the 18% convertible subordinated notes due September 4, 1997. The remaining $100,000 was outstanding and in default at June 28, 1998. In March 1998, the December 1997 note was satisfied by conversion into 937,000 shares of the Company's common stock.

     In fiscal 1998, the Company entered into private financing arrangements to provide an aggregate of $150,000 of bridge financing at interest rates ranging from 14% to 16%, payable on dates ranging between May 31, 1998 and October 31, 1998. At June 28, 1998, $100,000 of the debt was unpaid and in default.

     Between March 1998 and September 1998, the Company privately sold approximately $850,000 of its common stock at $.15 per share. As of June 28, 1998, the Company had sold 4,480,000 shares of common stock and received proceeds of $543,548, net of expenses.

     Between October and December 1998, the Company entered into private financing arrangements to provide an aggregate of $150,000 of bridge financing at 16%, with due dates at the earlier of the closing of the private placement or ninety days, respectively. The noteholders also received warrants for an aggregate of 412,500 shares, at an exercise price of $0.05 per share expiring on December 30, 2003. The warrants were valued at $12,375 and recognized as a debt issuance cost. At June 28, 1998, the notes were outstanding and in default.

     In February 1998, the Company executed a $50,000 convertible note agreement with an investment banking firm for services rendered. The note is convertible into 250,000 shares of common stock, bears interest at 8% and matured on May 31, 1998. The note was outstanding on June 28, 1998 and was satisfied by conversion into equity in February 1999.

     At June 28, 1998, the Company had available a net operating loss carry forward (NOL) for Federal and State income tax purposes of approximately $13,962,000, which are available to offset future taxable income, if any, before 2013. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change"), will place an annual limit on the Company's ability to utilize its existing NOL carry forwards to offset taxable income in current and future periods. The Company believes that ownership changes have occurred and will cause the annual limitations to apply. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carry forwards.

     Management believes that the finalization of its Cost Reduction Plan and its $6,000,000 private placement financing will enable the Company to achieve profitable operations and restore liquidity. However, no assurance can be made regarding achievement of the goals outlined in the strategic plan as outlined above, or if such plans are achieved, that the Company's operations will be profitable.

Inflation

     The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

Market Risk

     The Company is not subject to interest rate risk, as substantially all borrowings are fixed rate obligations. However, the Company has exposure to commodity risk, including the dependence on the rapid availability of food, principally steak and shrimp, and fluctuations in price of these commodities. Although the Company believes that its relationships with suppliers are satisfactory and that alternative sources are available, the loss of certain suppliers, or substantial price increases could have a material adverse effect on the Company.

Year 2000 Modifications

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process certain transactions, send invoices, or engage in similar normal business activities.

     The Company does not believe the Year 2000 Issue will significantly affect its operations since it is in a "re-start" mode with respect to its business and uses little or no computer equipment outside of its accounting programs.

     Based on recent assessments, the Company determined that it will not require significant modifications of its hardware or software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with little or no modifications to its existing software, the Year 2000 Issue can be mitigated.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. As of June 30, 1999, the Company has fully completed its assessment of all internal systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems will not be significantly affected, particularly the general ledger, and inventory systems. The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products or services. In addition, the Company has begun to gather information about the Year 2000 compliance status of its external agents and continues to monitor their compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. The Company has requested from its bank an assessment of the extent of the bank's Year 2000 compliance. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company will utilize external software and service providers to reprogram, test and implement software for the Year 2000 modification as needed, the cost of which is not expected to be significant. The Company will evaluate the status of completion of Year 2000 modifications in September 30, 1999 and will undertake all remaining necessary steps to seek to ensure its systems are Year 2000 compliant.

     In the event the Company's computer systems are materially adversely affected by the Year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts. However, the Company believes that the most likely worst case scenario is that there will be some localized disruptions of systems that will affect individual facilities or services for a short time rather than systematic or long-term problems affecting its business operations as a whole. In such event the Company has contingency plans for certain critical applications and is working on plans for others. These contingency plans involve, among other actions, increasing inventories, and adjusting staffing strategies.

     ITEM 7. FINANCIAL STATEMENTS.

     The information required by this item is incorporated by reference to the Company's financial statements. See Pages F-1 to F-34.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

     PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information concerning each of the executive officers, directors and advisors as of June 30, 1999 (See "Agreements with New Management" below for information on contractual commitments related to certain of these persons). The Company's officers are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or until their respective deaths, resignations or removals by the Company's board of directors from such position. The Company does not pay any compensation to any person for serving, as such, as a director. Management on June 28, 1998 included: (i) Louis Malikow, Roger Rankin and Joseph Adinaro as directors; (ii) Nicolo Ottomanelli as President; (iii) Stephan A. Stein as Acting Chairman as such; and (iv) Joseph Ottomanelli and Kenneth Olsen as vice-president and CFO, respectively, all whom served until early 1999. Current officers and directors include:


      NAME                                        AGE                           POSITIONS

Kenneth Berry                                     46                            President, CEO and Director

Stephan A. Stein                                  47                            Consultant, Secretary and
                                                                                Director

Nicolo Ottomanelli                                57                            Senior Vice President and Director

Frank T. Ferro                                    47                            Vice-President, CFO and Treasurer
-------------------------

Shelly Frank                                      54                            Consultant and Director*

A.G. (Sandy) Rappaport                            50                            Consultant and Director*


     * Messrs. Frank and Rappaport will join the Company's Board of Directors, with Mr. Frank to serve as Chairman, at such time as the Company finalizes its officers and directors insurance obtained July 15, 1999, among other matters, anticipated to be on or about September 1, 1999. See "Agreements with New Management".

     Kenneth Berry From 1997 until the Initial Closing, Mr. Berry was a Director of Operations for Briad Group, a $75 million per year multi-unit restaurant operations company in the Metro-New York area operating primarily Wendy's and TGIF Friday's restaurants. From 1989 to 1996, Mr. Berry was a principal in the Kerry Organization, which acquired and operated Roy Rogers Restaurants in Connecticut, during which period he served on the Board of the Roy Rogers National Franchisee Advisory Council. Prior to that, and from 1985 to 1989, Mr. Berry was a Regional Vice-President of Operations for KFC National Management Company, a PepsiCo subsidiary. Mr. Berry attended Pace University.

     Stephan A. Stein Mr. Stein has been a Director of the Company since 1996 and served as its Acting Chairman from inception of the 1997 Cost Reduction Plan until the Initial Closing of the Offering. Mr. Stein was a Managing Director of the Corporate Finance Department of the Placement Agent until May 31, 1999. Prior to joining the Placement Agent, and from 1977 to 1996, Mr. Stein had broad based transaction and business management experience, initially as a practicing attorney in New York City and thereafter as a principal of various food-service related companies involved in manufacturing, distribution, retailing and franchising, both domestically and internationally. Mr. Stein has a B.A. degree in economics from Ohio State University and a Juris Doctor degree from The Vermont Law School.

     Nicolo Ottomanelli For more than forty years, Mr. Ottomanelli has been engaged in the food business in New York as a member of Ottomanelli Bros., a century old retail meat purveyor, and has operated a number of casual dining restaurants under the Ottomanelli's Cafe(R) name. He has also operated steak restaurants and is the founder of the Ottomanelli's Cafe franchising operation, which is now owned by the Company.

     Frank T. Ferro From 1997 until the Initial Closing, Mr. Ferro was employed by Deloitte and Touche, LLP as a special projects financial and tax accountant. From 1995 to 1997, Mr. Ferro was a financial and tax consultant for Royal Par Industries from 1991 to 1994, Mr. Ferro was CFO for CAT Entertainment, a New York City based restaurant turnaround company. Previously, from 1978 to 1985, Mr. Ferro was the Audit Supervisor for General Foods Corporation where he was responsible for full scope and operational audits for its multi-unit restaurant chains then owned. Mr. Ferro is a CPA and has B.S. and MBA Degrees from St. John's University.

     Shelly Frank During the past 10 years, Mr. Frank has been a private investor and, among other things, a consultant to the restaurant industry. From 1977 to 1986, Mr. Frank was Chairman and CEO of Chi-Chi's, Inc. a casual dining restaurant chain that established the Mexican food sit-down segment and as a public company expanded nationally from one location to more than 200 restaurants and yearly revenues in excess of $500 million per year during his tenure. Prior to 1977, Mr. Frank held various executive positions in the restaurant industry with Kentucky Fried Chicken, Burger King International and General Mills. Mr. Frank is a past recipient of the Wall Street Transcript's CEO of The Year Award as well as the MUFSO (Multi-Unit Food Service Operator) Golden Chain Award given by the Nations Restaurant News. Mr. Frank has a B.S. degree in accounting from the University of New Haven and attended the MBA program at the University of Miami, Florida.

     A.G. (Sandy) Rappaport Mr. Rappaport is currently a co-owner and development partner of R&A Food Services, L.P., the master franchise of Boston Market for the State of Florida and a development partner of Einstein's Bros. Bagels, for which he has opened more than 150 locations combined. Mr. Rappaport was president of the first franchise and a development partner of the Outback Steakhouse concept. Mr. Rappaport also engages in investment activities. Mr. Rappaport has a Masters degree from and is an Advisory Board Member of the University of South Florida.

Committees of the Board of Directors

     The Company's Board of Directors currently has no committees, though it anticipates the formation of an Audit Committee and Compensation Committee prior to the next annual meeting of stockholders.

Section 16(a) Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten (10%) percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during its fiscal year ended June 28, 1998, the Company believes that all filing requirements applicable to the Reporting Persons were not complied with by its executive officers and directors during such period. As of June 30, 1999, the Company is in compliance with all Section 16 requirements and believes its current management and directors to be in compliance.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth as of June 28, 1998 the cash compensation paid by the Company, as well as any other compensation paid to or earned by the President of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the three most recent fiscal years:

Summary Compensation Table


    Name of Individual                                                       Stock             Long-Term
  and Principal Position       Year        Salary          Bonus         Compensation       Compensation
---------------------------- ---------- ---------------- ------------- ------------------- ------------------

Nicolo Ottomanelli,             1998      $69,230           ---              ---                 ---
   President                   *1997      $  ---            ---              ---                 ---
                               *1996      $  ---            ---              ---                 ---


---------------
     * Nicolo Ottomanelli was not employed by the Company in fiscal years 1997 and 1996.

Executive Compensation

     The following table sets forth information with respect to the compensation of the Company's officers for the fiscal year ended June 28, 1998:

         Name                                         Compensation

Nicolo Ottomanelli (1)                                  $69,230

Joseph Ottomanelli (2)                                  $16,490

Stephan A. Stein (3)                                    $53,519

Louis Malikow (4)                                       $27,000

     (1) Nicolo Ottomanelli was compensated under an employment agreement entered into on in March, 1998 and terminating in 2002 pursuant to which he was to receive a salary of $150,000 per annum. The Company and Nicolo Ottomanelli amended his employment agreement effective February 1999 to reduce the fixed compensation to $85,000, to make him a participant in the Company's incentive bonus program and to provide a payment of $25,000 in early 1999.

     (2) Joseph Ottomanelli was compensated under an employment agreement entered into in March, 1998 and pursuant to which he was to receive a salary of $150,000 per annum. Mr. Ottomanelli's salary was prorated for the amount of time he spent on the business of the Company. For the period ended June 28, 1998, approximately 25% of his time is allocated to the business of the Company. The Company and Joseph Ottomanelli terminated his employment agreement in October 1998 and he received a payment of $7,500 in mid-1999, and will receive a payment of $7,500 in mid-2000.

     (3) A corporation wholly owned by Mr. Stein, SAS Ventures, Inc. entered into a 1996 consulting agreement with the Company under which it is to provide his services to the Corporation. The agreement was amended in March 1997 and May 1998 and expires in 2001. The consulting fee under the agreement is $6,250 per month. In addition, Mr. Stein was granted the common stock and warrants described in "Security Ownership of Certain Beneficial Owners and Management".

     (4) Mr. Malikow, a Director since 1995, acted as Co-CEO with Mr. Stein during the 1997 Cost-Reduction Strategy Plan period authorized by the Board of Directors and received cash and warrants in consideration of services provided.

     Agreements with New Management

     Subsequent to June 28, 1998, the Company entered into a three year advisory service agreement, as revised, with Mr. Shelly Frank. Mr. Frank's agreement does not obligate him to also serve as a director or Chairman of the Board of Directors until the Company obtains at least $10 million of officer/director liability insurance and certain other conditions are satisfied. Mr. Frank's agreement is terminable by Mr. Frank without recourse by the Company. Mr. Frank will receive no regular compensation but will be entitled to participate in the Company's performance bonus plan. Mr. Frank may receive consulting compensation prior to commencing as Chairman of the Board of Directors. In addition, Mr. Frank was granted the warrant described in "Security Ownership of Certain Beneficial Owners and Management".

     Subsequent to June 28, 1998, the Company entered into a three year employment agreement, as revised, with Kenneth Berry which commenced on March 31, 1999, providing for fixed compensation of $95,000 a year, a signing bonus of $30,000, participation in the Company's performance bonus plan, and receipt of $250,000 of term life insurance coverage. In addition, Mr. Berry was granted the warrant described in "Security Ownership of Certain Beneficial Owners and Management".

     Subsequent to June 28, 1998, the Company entered into a three year employment agreement, as revised, with Frank T. Ferro providing for fixed compensation of $52,000 in year one, with a time allowance in year one to complete certain projects, and commercially standard compensation for full time services to be determined for years two and three. Mr. Ferro has also been granted options to purchase Common Stock as follows: 100,000 vesting at close of year one; 100,000 vesting at close of year two; 100,000 vesting at close of year three at the exercise price of $.05, with additional options to purchase 200,000 shares, exercisable at the close of each years two and three.

     Subsequent to June 28, 1998, the Company entered into a three year advisory service agreement with A. G. (Sandy) Rappaport providing for certain consultative services on an as need basis and providing for compensation of $12,000 per year plus the warrant described in "Security Ownership of Certain Beneficial Owners and Management".

     The performance bonus plan for senior management creates a bonus pool based on the yearly targeted number of restaurant openings, the aggregate revenues and pre-tax (and pre-bonus) income of the Company. The plan initially has a five year term. The pool, if created, would be allocated by the Chairman of the Board, currently anticipated to be Shelly Frank, including to himself. It is anticipated that the bonus pool could vary from a maximum of approximately $100,000 in the first year to $1,000,000 (or more) in the fifth year, based on meeting or exceeding targeted goals. There can be no assurance as to the size of the bonus pool, if any, during any year of operations.

     Limited Liability of Directors and Executive Officers

     The Certificate of Incorporation of the Company provides that the Company shall indemnify to the fullest extent permitted by Delaware law any person whom it may indemnify thereunder, which includes directors, officers, employees and agents of the Company. Such indemnification (other than as ordered by a court) shall be made by the Company only upon a determination that indemnification is proper in the circumstances because the individual met the applicable standard of conduct. Advances for such indemnification may be made pending such determination. In addition, the Certificate of Incorporation provides for the elimination, to the extent permitted by Delaware law, of personal liability of directors to the Company and its stockholders for monetary damages for breach of fiduciary duty as directors.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of the expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company, will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy, as expressed in the Securities Act, and will be governed by the final adjudication of such issue.

     Stock Option Plans

     1994 Employees Stock Option Plan

     In December 1994, the Company adopted the 1994 Employees Stock Option Plan (the Employees Plan), which provides for the issuance of incentive stock options (ISO's) and non-qualified options (Non-ISO's) to officers and key employees. Up to 1,000,000 shares of the Company's common stock have been reserved for issuance under the Plan. The Plan is currently administered by the Board of Directors of the Company. The term of the options is generally for a period of 5 years. The exercise price for non-qualified options outstanding under the Employees Plan can be no less than 100% of the fair market value, as defined, of the Company's common stock at the date of the grant. For ISO's the exercise price can be generally no less than the fair market value of the Company's common stock at the date of the grant, with the exception of any employee who prior to the granting of the option, is a 10% or greater stockholder as defined, for which the exercise price can be no less than 110% of the fair market value of the Company's common stock at the date of grant. There are presently approximately 1,000,000 shares available for option under the Employees Plan. The Company anticipates seeking stockholder approval to substantially increase the number of shares for which options may be granted.

     1994 Director Plan

     In December 1994, the Company adopted the non-Executive Director Stock Option Plan (the "Director Plan"), which provides for the issuance of non-ISO's to non-executive directors, as defined, and members of any advisory board established by the Company who are not full-time employees of the Company. The Company has reserved 500,000 shares for issuance under the provisions of the Director Plan. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 25,000 shares upon joining the Board of Directors and 15,000 shares on each December 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such December 1st. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. There are presently 295,000 shares available for option under the Directors Plan.

     1999 Stock Option Plan

     On April 18, 1999, the Board of Directors approved the adoption of the 1999 Stock Option Plan (the "1999 Plan"), which provides for the issuance of ISOs, Non-ISOs, and stock appreciation rights to officers and key employees of the Company. Up to 10,000,000 shares have been reserved for issuance under the 1999 Plan, which is administered by the Board of Directors of the Company. The term of the options is generally for a period of five (5) years. The exercise price for Non-ISOs outstanding under the 1999 Plan can be no less than 100% of the fair market value as, defined, of the Company's Common Stock on the date of grant. For ISOs, the exercise price can generally be no less than the fair market value of the Company's Common Stock at the date of grant, without the exception of any employee who prior to the option grant, is a 10% or greater stockholder, as defined, for which the exercise price can be no less than 110% of the fair market value of the Company's Common Stock at the date of grant. There are presently no options granted under the 1999 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of June 28, 1998, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

Name and Address of      Amount and Nature of Beneficial
Beneficial Owner**               Ownership***                   Percentage****
--------------------     --------------------------------     -----------------
Louis Malikow                      223,231 (1)                       2.4%


Roger Rankin                       620,101 (2)                       6.8%


Joseph Adinaro                         0                               *


Joseph Ottomanelli               1,411,029                          15.8%


Nicolo Ottomanelli               1,411,029                          15.8%


Kenneth Olsen                          0                               *


Stephan A. Stein                 1,390,000                          14.8%



------------------------------
All Directors and Officers       5,055,390                          54.3%
as a group (7 Persons)

     * Less than 1% of outstanding shares of Common Stock.

     ** Unless otherwise indicated, the beneficial owner's address is the principal office of the Company.

     *** The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

     **** In computing the "Percentage of Class" figures as to each person, there is added to the numerator and denominator, for such person, the number of shares of Common Stock such person could acquire within 60 days by the conversion of a convertible security owned by such person or the exercise of an option or warrant held by such person. This presentation maximizes the percentage of each person, since it assumes that no other holder of rights to convert or purchase preferred stock or warrants or notes is then exercising the same, and often results in a combined listing percentage of ownership that exceeds 100%.

     (1)  Includes  options to  purchase  up to 55,000  shares of the  Company's
Common Stock and a warrant to acquire up to 100,000 shares of the Company's Common Stock.

     (2) Includes (i) options to purchase 55,000 shares of Common Stock; (ii) 77,000 shares issuable upon exercise of a warrant; (iii) 15,151 shares issuable upon conversion of a convertible promissory note; and (iv) 50,000 warrants issuable in conjunction with a bridge financing in September 1997.

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of June 30, 1999, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

Name and Address of       Amount and Nature of Beneficial
Beneficial Owner**                 Ownership***                Percentage****
---------------------     -------------------------------     ------------------
Kenneth Berry                     10,000,000 (1)                  25.3%


Nicolo Ottomanelli                 5,415,749 (2)                  18.3%


Joseph Ottomanelli                 4,271,029 (3)                  14.3%


Stephan A. Stein                   6,151,224 (4)                  18.4%


Frank T. Ferro                          (5)                         *


Shelly Frank*****                 45,000,000 (6)                  64.3%
16 Arrowhead Way
Weston, CT  06883

Andrew Silverman*****              2,000,000                       6.8%


A.G. (Sandy) Rappaport*****        1,500,000 (7)                   4.8%
c/o Wellington Realty Advisors
11015 North Dale Mabry Highway
Tampa, FL  33618

Commonwealth Associates           15,650,000 (8)                  37.7%
830 Third Avenue
New York, New York 10022

Guy Snowden                        2,254,126 (9)                   7.6%
4080 Ibis Point Circle
Boca Raton, FL 33431


----------------------------
All Directors and Officers        25,838,002                      59.4%
as group (5 Persons)

     * Less than 1% of outstanding shares of Common Stock.

     ** Unless otherwise indicated, the beneficial owner's address is the principal office of the Company.

     *** The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.

     **** In computing the "Percentage of Class" figures as to each person, there is added to the numerator and denominator, for such person, the number of shares of Common Stock such person could acquire within 60 days by the conversion of a convertible security owned by such person or the exercise of an option or warrant held by such person. This presentation maximizes the percentage of each person, since it assumes that no other holder of rights to convert or purchase preferred stock or warrants or notes is then exercising the same, and often results in a combined listing percentage of ownership that exceeds 100%. ***** Not a director at June 30, 1999.

     (1) Includes warrants to purchase 10,000,000 shares of Common Stock at an exercise price of $.05. Does not include warrants to purchase 20,000,000 shares of Common Stock at $.05 per share, which are not exercisable within sixty (60) days.

     (2) Does not include any shares beneficially owed by Mr. J. Ottomanelli, Mr. N. Ottomanelli's brother, of which Mr. N. Ottomanelli disclaims beneficial ownership.

     (3) Does not include any shares beneficially owned by Mr. N. Ottomanelli, Mr. J. Ottomanelli's brother, of which Mr. J. Ottomanelli disclaims beneficial ownership.

     (4) Includes warrants to purchase 3,920,548 shares of Common Stock at an exercise price of $.05 per share.

     (5) Does not include warrants to purchase up to 700,000 shares of Common Stock at an exercise price of $.05, exercisable annually in one-third increments beginning after year one of his employment by the Company.

     (6) Includes warrant to acquire 45,000,000 shares of common stock at $.05 per share.

     (7)  Includes   warrants  granted  in  conjunction  with  Mr.   Rappaport's
consulting agreement. See "Agreements of New Management."

     (8) Includes warrants to purchase 12,000,000 shares of Common Stock at an exercise price of $.05.

     (9) Does not include 54,126 shares of Common Stock owned by Mr. Snowden's spouse, of which Mr. Snowden disclaims any beneficial ownership. Does not include 3,000 shares of Preferred B Shares owned by Mr. Snowden.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Transactions

         Nicolo Ottomanelli

     In August 1997, Nicolo Ottomanelli and his brother, Joseph Ottomanelli, entered into a Reorganization Agreement with the Company, whereby they agreed to exchange the stock of certain corporations owned by them for certain shares of Common Stock of the Company and certain warrants. This transaction was closed in March 1998. After amendment to the transaction, the Ottomanellis transferred the stock of (i) a corporation which franchises Ottomanelli's Cafes(R) and (ii) a corporation which operated two restaurants in Paramus, New Jersey (since closed), for a total of approximately 6,975,000 shares of Common Stock (including an estimated 4,152,750 shares of Common Stock to be issued on account of the 55,370 Preferred Shares, convertible into 6,921,250 shares of Common Stock, to be exchanged for the outstanding shares of Series A Preferred Shares). In accordance with the agreement, Nicolo Ottomanelli and a designee of Joseph Ottomanelli (who has since resigned) were designated directors, and the Ottomanellis received employment agreements, one of which has been terminated and the other of which has been modified (see "Management--Executive Compensation").

     The Ottomanellis own the outstanding stock of a corporation which licenses the name Ottomanelli's Cafe(R) to the Company. There is no license fee.

     The Ottomanellis own the premises at which the Company's offices were located until December 1, 1998, and at which the Company occupied approximately 600 square feet of space as a month-to-month tenant at a rent of $2,200 per month. The Company believes these terms were at least as favorable to the Company as could have been obtained from a non-affiliated person. Following the Initial Closing, the Company terminated this tenancy without penalty and to moved its offices to one of its restaurants.

     Stephan A. Stein

     Mr. Stein was an employee of the placement agent in the Offering until May 31, 1999. Commencing in March 1998, the placement agent raised approximately $850,000 for the Company, principally by the sale of common stock, and to a lesser extent, by the sale of notes with warrants. The Placement Agent received a commission of approximately $75,000 and warrants to purchase 750,000 shares of common stock at $0.15 per share for a term of five years. Commencing October 1998, the placement agent raised approximately $6,000,000 for the Company, principally by the sale of Series B Preferred Stock, and to a lesser extent, by the sale of notes with warrants. The placement agent received a commission of approximately $650,000 and warrants to purchase approximately 30,000,000 shares of common stock at $.05 per share for a term of five (5) years.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)


Exhibit No.       Description

3.1*              Form of Restated Certificate of Incorporation of the Registrant

3.1.1***          Designation of Preferred Stock

3.1.2             Amendment to Certificate of Incorporation regarding capitalization of Registrant

3.2*              By-Laws

4.1*              Form of Common Stock Certificate

4.2+              Form of Series B Preferred Stock Certificate

10.1*             1994 Employee Stock Option Plan

10.2*             1994 Non-executive Directors Stock Option Plan

10.3***           Employment Agreement with Stephen A. Stein

10.3.1+           Revised Employment Agreement with Stephen A. Stein

10.4***           Lease Agreement with Jack Cioffi Trust ULWT dated April 15, 1996 together with Exhibits

10.5***           Form of Series C Note

10.6              License Agreement by and between Ottomanelli Bros., Ltd. and The Rattlesnake Holding Company, Inc.

10.7+             Convertible Subordinated Secured 18% Promissory Note dated March 4, 1997, in favor of J.L.B. of Nevada, Inc.

10.8+             Convertible Subordinated Secured 18% Promissory Note dated March 4, 1997, in favor of Michael Lauer

10.9              Reorganization and Stock Exchange Agreement among The Rattlesnake Holding Company, Inc. and Ottomanelli Brothers
                  west, Ltd., Ottomanelli's Cafe Franchising Corp., 34th St. Cafe Associates Inc., Garden State Cafe Corp.

10.10             Modification  Agreement to the  Reorganization  and Stock  Exchange
                  Agreement among The Rattlesnake Holding Company,  Inc. and Ottomanelli  Brothers
                  West, Ltd., Ottomanelli Cafe Franchising Corp., 34th St. Cafe Associates,  Inc.,
                  Garden State Cafe Corp. and their shareholders, dated February 26, 1998.


10.11             Amendment Agreement among The Rattlesnake Holding Company,  Inc. and
                  Ottomanelli  Brothers West, Ltd.,  Ottomanelli Cafe Franchising  Corp., 34th St.
                  Cafe Associates,  Inc., Garden State Cafe Corp.,  Nicolo  Ottomanelli and Joseph
                  Ottomanelli, dated April 27, 1998.

10.12             Registration Rights Agreement dated February 26, 1997.

10.13+            William J. Opper Severance Agreement

10.14             Shelly Frank Consulting Agreement dated as of October 1998.

10.15             Kenneth Berry Employment Agreement dated as of October 1998.

10.16             A.G. (Sandy) Rappaport Consulting Agreement dated as of July 20, 1998.

10.17             Frank Ferro Employment Agreement dated as of September 1998.

10.18             Stephan A. Stein Consulting Agreement dated as of May 1, 1998.

10.18.1           Amendment to Stephan A. Stein Consulting Agreement dated as of March 15,
                  1997.

10.19             Nicolo Ottomanelli Employment Agreement dated as of February 26, 1998.

10.19.1           Amendment to Nicolo Ottomanelli Employment Agreement dated as of October
                  1998.

10.20             Form of Shelly Frank and Kenneth Berry Warrants

10.21             Form of Investor Rights Agreement for Subscribers in Offering

10.22             Form of Warrant Issued to Commonwealth Associates in Offering

22***             Subsidiary List

27.1              Financial Data Schedule

------------------------

     * Previously filed with the Commission with the Company's registration on Form SB-2 (File No. 33-88486)

     ** Previously filed with the Company's 10-KSB for the year ended June 30, 1995

     *** Previously filed with the Company's 10-KSB for the year ended June 30, 1996.


     + To be filed by amendment.



(b) Reports on Form 8-K

         None.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     The Rattlesnake Holding Company, Inc.

                                  By:/s/Kenneth Berry
                                     --------------------------------
                                     Kenneth Berry
                                     President, CEO, Director


                                  By:/s/Frank Ferro
                                     -------------------------------
                                     Frank Ferro
                                     Vice President, CFO, Treasurer


Dated: August 13, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

            Signature                     Title                              Date
         --------------                 ---------                          ---------

/s/Nicolo Ottomanelli                  Senior Vice President               August 13, 1999
----------------------                    and Director
Nicolo Ottomanelli


/s/Stephan Stein                       Secretary and Director              August 13, 1999
----------------------------------
Stephan Stein


ITEM 7. FINANCIAL STATEMENTS.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


(a)      Report of Independent Auditors............................................................................F-2

(b)      Consolidated Balance Sheets as of June 28, 1998 and June 29, 1997.........................................F-3

(c)  Consolidated  Statements of  Operations  for the Years Ended June 28, 1998,
June 29, 1997 and June 30, 1996....................................................................................F-4

(d) Consolidated Statements of Stockholders' Equity for the Years Ended June 28,
1998, June 29, 1997 and June 30, 1996..............................................................................F-5

(e)  Consolidated  Statements  of Cash Flows for the Years Ended June 28,  1998,
June 29, 1997 and June 30, 1996....................................................................................F-7

(f)      Notes to Consolidated Financial Statements................................................................F-8



----------------------------------
THE RATTLESNAKE HOLDING COMPANY, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

June 28, 1998, June 29, 1997 and June 30, 1996

(With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors and Stockholders
The Rattlesnake Holding Company, Inc.:

     We have audited the accompanying consolidated balance sheets of The Rattlesnake Holding Company, Inc. and subsidiaries as of June 28, 1998 and June 29, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the year in the three-year period ended June 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Rattlesnake Holding Company, Inc. and subsidiaries as of June 28, 1998 and June 29, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1998, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management of the Company is finalizing its cost reduction plan, which includes a further reduction in workforce and continuation of the closure of unprofitable restaurants and implementing a new strategic plan. At June 28, 1998, approximately $1,212,000 of the Company's outstanding notes payable were past due and in default. Additionally, accumulated dividends for Series A preferred stock of $207,636 were also past due. In July 1999, the Company completed a private placement of approximately $6,000,000 of Series B preferred stock. Coincident with the private placement, the holders of 56,500 shares of Series A preferred stock exchanged their holdings for 55,370 shares of Series B preferred stock and waived their rights to the unpaid and accumulated dividends. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            KPMG LLP

Melville, New York
August 6, 1999

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                         June 28, 1998 and June 29, 1997


Assets                                                                               1998                      1997
Current assets:
          Cash                                                                 $   311,328                     68,022
          Accounts receivable                                                       16,831                     13,287
          Notes receivable, current installments                                     4,080                       ---
          Inventory                                                                 29,397                     42,119
          Prepaid expenses and other current assets                                  7,200                     23,272
          Assets held for sale                                                        ---                     679,544

    Total current assets                                                        $  368,836                    826,244

Notes receivable, less current installments                                        225,920                       ---
Property and equipment, net                                                         81,375                  1,007,092
Intangible assets, net                                                              30,598                    299,102
Other assets                                                                        78,443                    129,457
                                                                                ----------                  ---------
                                                                                $  785,172                  2,261,895
                                                                                ==========                  =========
Liabilities and Stockholders' Deficit

Current liabilities:
         Current maturities of notes payable, including amounts
            due to related parties of $553,385 and $551,579 at
            June 28, 1998 and June 29, 1997, respectively                      $ 1,282,539                    835,335
         Accounts payable                                                        1,019,139                    280,528
         Liabilities related to assets held for sale                                 ---                    1,133,257
         Accrued expenses                                                          629,414                    357,407
         Dividends payable                                                         207,636                    103,818
         Other current liabilities                                                 182,971                    218,220
                                                                                ----------                  ---------
    Total current liabilities                                                  $ 3,321,699                  2,928,565
                                                                                ----------                  ---------
Notes payable, net of current maturities                                           525,006                    545,006
                                                                                ----------                  ---------
    Total liabilities                                                          $ 3,846,705                  3,473,571
                                                                                ----------                  ---------
Stockholders' deficit:
         Preferred stock, Series A, $.10 par value,  5,000,000 shares
             authorized, 56,500 issued and outstanding                         $     5,650                      5,650
         Common stock, $.001 par value - 20,000,000
             shares authorized, 10,889,285 and 2,650,227  issued and
             outstanding, at June 28, 1998  and June 29, 1997, respectively         10,890                      2,651
        Additional paid-in capital                                              12,554,618                 11,072,857
        Accrued dividends                                                         (207,636)                  (103,818)
        Accumulated deficit                                                    (15,425,055)               (12,189,016)
                                                                                ----------                 ----------

                                                                                (3,061,533)                (1,211,676)
                                                                                ----------                 ----------
                                                                               $   785,172                  2,261,895
                                                                                ==========                 ==========

See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             Years ended June 28, 1998, June 29,1997, June 30, 1996.

                                                             Year ended              Year ended              Year ended
                                                            June 28, 1998           June 29, 1997          June 30, 1996

Restaurant sales                                           $  3,888,643              8,265,474              8,755,565
Less:  promotional sales                                        127,343                413,524                512,756

    Net restaurant sales                                      3,761,300              7,851,950              8,242,809

Costs and expenses:
Cost of food and beverage sales                               1,225,982              2,443,860              2,565,905
Restaurant salaries and fringe benefits                       1,322,119              2,792,622              3,109,435
Occupancy and related expenses                                1,072,796              2,025,198              2,188,444
Depreciation and amortization expense                           314,017                726,526                608,260
                                                            -----------             ----------              ---------
    Total restaurant costs and expenses                       3,934,914              7,988,206              8,402,044

Selling, general and administrative                           1,279,831             2,715,293               2,810,433
Loss on closure of restaurant sites                           1,464,756             1,731,842                 192,311
   and impairment charges
Interest expense                                                261,276               172,886                 108,536
Miscellaneous expenses                                           56,562                41,580                  12,350
                                                            -----------             ---------               ---------
    Total expenses                                            6,997,339            12,649,807              11,525,674
                                                            -----------             ---------               ---------
Net loss before extraordinary item                           (3,236,039)           (4,797,857)             (3,282,865)

Gain on early extinguishment of debt                              ---                   ---                    89,710

    Net loss                                                 (3,236,039)           (4,797,857)             (3,193,155)
                                                            -----------             ---------               ---------
Dividends on preferred shares                                  (103,818)             (103,818)                   --
                                                            -----------             ---------               ---------
Net loss available common stockholders                       (3,339,857)           (4,797,857)             (3,193,155)
                                                            ===========            ==========              ==========
Net loss per share:
Loss before extraordinary item                            $      (0.80)                (1.85)                   (1.26)
Extraordinary item                                                ---                    ---                      .03
                                                           ------------            ----------               ----------
    Net loss - Basic and diluted                          $      (0.80)                (1.85)                   (1.23)
                                                            ===========            ==========               ==========


Weighted average number of common and
common equivalent shares outstanding -
    Basic and diluted                                         4,173,985             2,645,335                2,605,808
                                                            ===========             =========               ==========


     See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
           Years ended June 28, 1998, June 29, 1997 and June 30, 1996




                                                                                                                      Additional
                                                                  Common        Common    Preferred     Preferred     Paid-in
                                                                  Shares        Stock       Shares       Stock        Capital

Balance, June 30, 1995                                          2,558,563    $  2,559                      --         9,279,649

Additional costs from Initial Public Offering                       --           --                        --           (43,239)
Issuance of common stock for
     services performed                                             2,671           3                      --            14,355
Proceeds from issuance of preferred stock                           --           --         54,500      5,450         1,123,632
Conversion of debt to equity                                       82,500          82                      --           329,918
Net loss                                                            --           --                        --             --
Balance, June 30, 1996                                          2,643,734       2,644       54,500      5,450        10,704,315

Proceeds from issuance of preferred stock                           --           --          2,000        200            49,800
Conversion of debt to equity                                        6,493           7                     --             24,992
Accrued dividends                                                   --           --                       --              --

Issuance of warrants for services performed                         --           --                       --            293,750

Net loss                                                            --           --                       --              --

Balance, June 29, 1997                                          2,650,227    $  2,651       56,500      5,650        11,072,857

Issuance of common stock in connection                          2,822,058       2,822                     --            437,419
     with acquisition of Ottomanelli Group
Net proceeds from issuance of common                            4,480,000       4,480                                   539,068
      stock in connection with private
      placement
Conversion of debt to equity                                      937,000         937                     --            499,063
Issuance of warrants for services performed                         --           --           --                         25,100
Deferred compensation                                               --           --           --                        (18,889)
Accrued dividends                                                   --           --           --                           --

Net loss                                                            --           --           --                           --

Balance, June 28, 1998                                         10,889,285     $10,890       56,500     5,650         12,554,618
                                                               ==========     =======       ======     =====         ==========

See accompanying notes to consolidated financial statements.




                                                                                           Total
                                                     Accrued           Accumulated         Stockholders'
                                                     Dividends         Deficit             Equity

Balance, June 30, 1995                                 --              (4,198,004)         5,084,204

Additional costs from Initial Public
     Offering                                          --                  --                (43,239)
Issuance of common stock for
     services performed                                --                  --                 14,358
Proceeds from issuance of preferred stock              --                  --              1,129,082
Conversion of debt to equity                           --                  --                330,000
Net loss                                               --              (3,193,155)        (3,193,155)

Balance, June 30, 1996                                 --              (7,391,159)         3,321,250

Proceeds from issuance of preferred stock              --                  --                 50,000
Conversion of debt to equity                           --                  --                 24,999
Accrued dividends                                   (103,818)              --               (103,818)

Issuance of warrants for services performed            --                  --                293,750
Net loss                                               --              (4,797,857)        (4,797,857)

Balance, June 29, 1997                              (103,818)         (12,189,016)        (1,211,676)

Issuance of common stock in connection
       with acquisition of Ottomanelli Group                                                 440,241
Net proceeds received from issuance of
      common stock in connection with private
      placement                                                                              543,548

Conversion of debt to equity                                                                 500,000
Issuance of warrants for services performed            --                  --                 25,100
Deferred compensation                                  --                  --                (18,889)
Accrued dividends                                  (103,818)               --               (103,818)

Net loss                                               --              (3,236,039)        (3,236,039)

Balance, June 28, 1998                             (207,636)          (15,425,055)        (3,061,533)
                                                  ==========           ==========          =========


     See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           Years ended June 28, 1998, June 29, 1997 and June 30, 1996



                                                                                      Year ended      Year ended        Year ended
                                                                                    June 28, 1998    June 29, 1997     June 30, 1996

Cash flows from operating activities:
Net loss                                                                             $(3,236,039)    $ (4,797,857)      $(3,193,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                        314,017          797,092           651,597
    Loss from fixed asset disposals                                                        --              26,989              --
    Gain on early extinguishment of debt                                                   --                --             (89,710)
    Loss on closure of restaurant sites                                                1,437,136        1,850,043           190,965
    Valuation warrants issued for services                                                 6,211          293,750             --
    Issuance of stock in connection with
    debt restructuring                                                                     --                --              30,000
    Issuance of stock in connection with acquisition                                       --                --               --
    Debt issued for services provided                                                     50,000             --               --
    Stock issued for services provided                                                     --                --              14,358
    Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                          9,832         (50,308)           (36,521)
       Decrease (increase) in inventory                                                   15,072          27,356            (25,013)
       Decrease (increase) in prepaid and other assets                                    54,550         119,016           (206,384)
       Decrease (increase) in assets held for sale                                        25,000             --            (169,138)
       Increase (decrease) in accounts payable and accrued expenses                      902,214        (177,779)          (334,691)
       Increase (decrease) in other liabilities                                             --           157,016             34,609)
       Decrease in liabilities related to
         assets held for sale                                                           (330,041)            --               --
                                                                                        --------         -------            -------
    Net cash used in operating activities                                               (752,048)     (1,654,066)        (3,202,301)

Cash flows from investing activities:
Capital expenditures                                                                       --           (269,237)        (1,769,272)
Payments for acquisitions of leaseholds
and lease costs                                                                            --           (208,627)          (155,924)
Purchase of liquor license                                                                 --                -             (150,000)
                                                                                         -------         -------          ----------
    Net cash used in investing activities                                                  --           (477,864)        (2,075,196)

Cash flows from financing activities:
Proceeds from IPO                                                                          --              --             7,260,800
Proceeds from issuance of convertible notes                                                --            500,000              --
Proceeds from private placement                                                          543,548           --                 --
Proceeds from issuance of  preferred stock                                                 --          1,287,625           (108,543)
Costs of Issuance of Preferred Stock                                                       --              --              (108,543)
Proceeds from borrowings                                                                 900,000           --               100,000
Principal repayments of borrowings                                                      (448,194)       (272,087)        (1,275,423)
IPO costs                                                                                  --              --               (43,239)
                                                                                        --------       ---------          ---------
    Net cash provided by financing activities                                            995,354       1,515,538          5,933,595

Net increase (decrease) in cash                                                          243,306        (616,392)           656,098

Cash, beginning of period                                                                 68,022         684,414             28,316
                                                                                        --------         -------           --------
Cash, end of period                                                                  $   311,328     $    68,022         $  684,414
                                                                                        ========         =======           ========
Cash paid during the period for:
Interest                                                                             $     5,263     $   100,871         $  221,825
Income taxes                                                                         $     9,800     $    31,963         $   17,015

See accompanying notes to consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            Years ended June 28,1998, June 29, 1997 and June 30, 1996

     (1) Description of Business

     As of June 28, 1998, The Rattlesnake Holding Company, Inc. and subsidiaries (collectively, the Company), operated two restaurants in South Norwalk, Connecticut and Flemington, New Jersey. Company restaurants feature casual dining utilizing a southwestern theme.

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

     The Company has incurred aggregate losses since inception of $15,425,055, inclusive of a net loss in fiscal 1998 of $3,236,039. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1999. Additionally, $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December 15, 1997, $100,000 convertible subordinated notes payable matured September 4, 1997, $425,000 note payable matured on January 2, 1997, $11,709 note payable matured in February 1998, $220,000 note payable matured on December 31, 1997, $100,000 notes payable matured on May 31, 1998, $50,000 note payable matured on May 31, 1998, and a $2,089 subordinated note payable matured on August 6, 1996, such obligations aggregating $1,212,547 and all of which are in default as of June 28, 1998. Additionally, $207,636 of accumulated dividends on Series A Preferred Stock were also past due and unpaid.

     Management of the Company is completing its Cost Reduction Plan, which includes a further reduction in workforce and continuation of the closure of unprofitable restaurants in fiscal 1998. Such plan included the closing and sale of the Yorktown Heights, White Plains, New York, Fairfield, Connecticut and Lynbrook, New York locations, as well as the sale of its New York City property. As indicated in note 4, the Company performed an analysis of its remaining restaurants and identified the Flemington restaurant as non-performing. The restaurant was subsequently closed in fiscal 1999. Subsequent to the completion of the private placement which effectively satisfied all short and long-term debt that was in default (note 18), the Company has assembled a new management team and developed a new restaurant theme which will be introduced at the recently reacquired Danbury, Connecticut location.

     Management believes that the finalization of its cost reduction plan and its approximately $6,000,000 private placement financing will enable the Company to achieve profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan as outlined above, or if such plans are achieved, that the Company's operations will be profitable.

     (b) Reporting Periods

     On April 2, 1996, the Board of Directors approved a change, effective July 1, 1996, in the Company's accounting reporting period to a 52 week cycle ending on the last Sunday in June. On May 12, 1998, the Board of Directors approved a further change of its fiscal year to June 30, effective for fiscal 1999.

     (c) Accounts Receivable

     Accounts receivable consist principally of bank credit card accounts receivable.

     (d) Inventories

     Inventories consist primarily of restaurant food items and supplies and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

     (e) Pre-Opening Costs

     Certain costs relating to hiring and training of employees prior to the opening of new restaurants are capitalized and amortized over a twelve month period commencing upon restaurant opening. At June 28, 1998 and June 29, 1997, there were no unamortized pre-opening costs.

     (f) Net Assets Held for Sale

     Pursuant to a restaurant lease agreement, the Company exercised its option to purchase the facility for $425,000. This transaction was financed by a related party shareholder through a 15% short-term note payable (note 9). In addition, the related party shareholder received 50,000 warrants at an exercise price equal to the market price at the date of the grant. The restaurant facility at this location was closed on January 4, 1997. The building was being held for sale and was classified in the 1997 financial statements as net assets held for sale, net of an additional $100,000 writedown (note 4). During fiscal 1998, the Company sold this property for $350,000.

     At June 29, 1997, the Company recorded $679,544 of net assets held for sale. This balance represents $335,986 of assets which were sold on July 16, 1997, $25,000 of assets from a restaurant facility which was closed September 17, 1997 and $318,558 relating to a building as discussed above.

     (g) Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated primarily on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

Artifacts                                   3-years
Original small wares                        3 years
Furniture and fixtures                      5 years
Restaurant and office equipment             7 years
Leasehold improvements                      3-15 years
Building                                    40 years

     (h) Intangible Assets

     Intangible   assets   consist   principally  of  costs  to  acquire  leased
facilities. These costs are amortized over the life of the related lease, generally 3 to 15 years. Accumulated amortization at June 28, 1998 and June 29, 1997 was $69,942 and $107,950, respectively. Amortization expense was $44,501, $201,377 and $227,847 for the years ended June 28, 1998, June 29, 1997 and June 30, 1996, respectively. In connection with the Flemington location, the Company wrote off approximately $258,490 in leasehold and related costs, net of accumulated amortization of $48,012 in fiscal 1998. In connection with the Danbury location, the Company wrote off approximately $41,285 in leasehold and related costs, net of accumulated amortization of $29,023 in fiscal 1998. In connection with the closing of the Fairfield, White Plains, Yorktown Heights, Lynbrook and 86th Street locations, the Company wrote off approximately $1,239,000 in leasehold and related costs, net of accumulated amortization of $494,541 in fiscal 1997. In connection with the closing of the Hamden location, the Company wrote off approximately $65,000 in leasehold and related costs, net of accumulated amortization of $21,672 in fiscal 1996.

     As a result of the fiscal 1998  acquisition of the Ottomanelli  Group (note
4), goodwill of $436,383 was recorded. Upon further analysis, the operations of the former Ottomanelli Group were deemed inconsistent with the Company's operating plans, were authorized to be terminated in fiscal 1998 and the restaurants were closed in August 1998. Accordingly, the Company concluded that the goodwill was impaired and recorded an impairment charge in the 1998 consolidated statement of operations.

     (i) Other Assets

     The  Company   utilizes  an  outside  service  to  provide   financing  and
promotional activities. The costs relating to these activities are capitalized and are being amortized over the repayment period.

     (j) Financial Instruments

     Management of the Company believes that the book value of its monetary assets and liabilities, exclusive of long-term debt, approximates fair value as a result of the short-term nature of such assets and liabilities. Management further believes that the fair market value of long-term debt does not differ materially from carrying value.

     (k) Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     Effective July 1, 1996, the Company adopted "Statement of Financial Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No.121 requires, among other things, that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No.121 on July 1, 1996 did not have a material impact on the Company's consolidated financial position or results of operations (note 4).

     (l) Accounting for Stock-Based Compensation

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

     (m) Advertising Expense

     Advertising costs are expensed as incurred. Advertising expenses were $15,500, $128,736 and $258,969, in 1998, 1997 and 1996, respectively.

     (n) Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Dilutive earnings per share is calculated in a manner similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements (note 17).

     (o) Comprehensive Income

     Effective for fiscal 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has no activities which represent items of other comprehensive income and, accordingly, the adoption of SFAS No. 130 did not have a material effect in the Company's consolidated financial statements.

     (p) Use of Estimates

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

     (3) Acquisition

     On August 21, 1997, the Company signed a Reorganization and Stock Exchange Agreement with the Ottomanelli Group, which was later amended pursuant to a Modification Agreement dated February 26, 1998 and the transaction closed in March 1998.

     After amendment to the transaction, the Ottomanelli Group transferred the stock of (i) a franchising corporation which has limited operations and (ii) a corporation which operated two restaurants in Paramus, New Jersey (since closed
- note 4), for a total of 2,822,058 shares of common stock with a fair value determined by an independent appraisal of approximately $440,000. The Agreement also contains certain anti-dilution provisions (note 18). The acquisition was accounted for as a purchase transaction, and, accordingly, the purchase price was allocated to identifiable assets and liabilities based upon their fair values at the date of acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired was recorded as goodwill and amortizable over the period to be benefitted, fifteen years.

     As indicated in note 4, Company management concluded that upon further analysis, the operations of the former Ottomanelli Group were deemed inconsistent with the Company's operating plans and were authorized to be terminated. Accordingly, the Company concluded that the goodwill was impaired and recorded an impairment charge in the 1998 consolidated statement of operations.

     The Company's 1998 financial statements contain approximately three months of operations of the Ottomanelli Group. Pro-forma data has not been provided as they were deemed immaterial to the operations of the Company by management.

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

     In fiscal 1997, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Fairfield, Connecticut. The facility was closed on January 4, 1997. The fixed assets, leasehold improvements and intangibles at the facility were written off. The building is reflected at its estimated realizable value and was accounted for in the financial statements in "net assets held for sale. A net loss of $394,941 relating to the closing of the Fairfield location was recorded in fiscal 1997. In March 1998, this location was sold with the Company receiving a $230,000 note from the purchaser (note 5). Pursuant to the finalization of the terms of sale, an additional loss of $88,559 was recorded in fiscal 1998.

     In fiscal 1997, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in White Plains, New York. The facility was closed on March 1, 1997 and sold on July 16, 1997. The Company recorded a loss of $224,135 related to the closing of this location in 1997. The Company sold all of the assets of White Plains except for cash, receivables and certain items specified in the Asset Purchase Agreement in exchange for a release from its note payable to the landlord of $276,499, the purchaser's assumption of food credits and other miscellaneous liabilities and the receipt of a $23,500 note receivable from the purchaser. The facility was sold to a group which includes the Company's Chairman of the Board and the Company is a guarantor of the remaining lease obligation (note 13).

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

     The Restaurant location on 86th Street in New York was never opened and on May 29, 1997 the Company sold the fixed assets and transferred its interest in the lease at that location for cash of $289,387. The Company continues to guarantee the lease obligation (note 13). A net loss of $306,456, relating the sale of the 86th Street location, was recorded in fiscal 1997.

     In fiscal 1997, the Board of Directors authorized the disposition of the Rattlesnake Southwestern Grill Restaurant located in Lynbrook, New York. On September 17, 1997, the Company closed the restaurant and wrote-off the related assets to its estimated realizable value. A net loss of $374,852 relating to the closing of this location was recorded in fiscal 1997. An additional loss of $55,725 was recorded in fiscal 1998 relating to the Lynbrook facility, principally relating to additional exit costs.

     At June 29, 1997, consistent with the Board's approval for the closure of the above-mentioned locations, the assets held for sale and related liabilities have been reclassified as "assets held for sale" and "liabilities related to assets held for sale". The accompanying June 29, 1997 consolidated balance sheet includes the following components: 1997

Fairfield restaurant facility                                    $   318,558
White Plains restaurant facility                                     335,986
Lynbrook equipment                                                    25,000
                                                                     -------
Assets held for sale                                             $   679,544
                                                                     =======

Notes payable                                                        702,914
Accounts payable                                                     185,555
Accrued expenses                                                      47,759
Other current liabilities                                            197,029
                                                                     -------
Liabilities related to assets held for sale                       $1,133,257
                                                                   =========

     As indicated in notes 2 and 3, Company management concluded that the operations of the former Ottomanelli Group were inconsistent with the Company's operating plans and were authorized to be terminated in fiscal 1998, including the operations of its two New Jersey restaurants. Accordingly, the Company concluded that the goodwill relating to the acquisition was impaired and recorded an impairment charge of approximately $436,000 in fiscal 1998.

     On June 22, 1998, the Company closed its Danbury, Connecticut facility and subsequently lost its tenancy pursuant to a foreclosure action. Accordingly, the Company recognized a loss of $270,426 in fiscal 1998 relating to the closure.

     On April 15, 1999, the Company subsequently reacquired the facility for $1,350,000 in cash (note 18).

     In fiscal 1998, the Company performed a further analysis of historical and projected operating results, which reflected a pattern of historical operating losses and negative cash flow, as well as future projected negative cash flow and operating results for fiscal 1999 for its Flemington restaurant. Accordingly, the Company recorded an impairment charge for this restaurant to write-down the impaired asset of $558,282 in fiscal 1998. The restaurant was subsequently closed in November 1998.

     (5) Note Receivable

     At June 28, 1998, a $230,000 note receivable is outstanding relating to the sale of the Company's Fairfield, Connecticut facility. The note bears interest at 7%, is secured by a leasehold mortgage on the restaurant, with stipulated monthly payments of principal and interest and a balloon payment due in March 2003.

     As indicated in note 18, the note receivable was assigned to a related party in partial satisfaction of the Company's indebtedness to that party.

     (6) Property and Equipment

     Property and equipment consists of the following:

                                                June 28,1998     June 29, 1997
                                                ------------     -------------
Leasehold improvements                          $  100,047           783,415
Restaurant and office equipment                    110,578           457,378
Furniture and fixtures                              31,425           301,578

                                                   242,050         1,542,371

Less accumulated depreciation
    and amortization                              (160,675)         (535,279)
                                                  --------          --------
                                               $    81,375         1,007,092
                                                  ========          ========

     Related depreciation and amortization expenses were $269,516, $478,611 and $334,695 for the year ended June 28, 1998, June 29, 1997 and June 30, 1996, respectively.

(7)      Other Assets

Other assets consist of the following:

                                               June 28, 1998     June 29, 1997
                                               -------------     -------------
Promotional meal programs                         76,738            71,071
Deposits                                           1,704            47,779
Loans receivable                                    ---             10,607
                                                  ------            ------
                                               $  78,442           129,457
                                                ========          ========

     (8) Capital Structure

     The Company's capital structure is as follows:


                                                         Shares
                                       Par value       Authorized        June 28, 1998       June 29, 1997


Common stock                        $.001 per share    20,000,000         10,899,285           2,650,227
Preferred stock, Series A           $.10 per share      5,000,000             56,500              56,500


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

     To date, the Board of Directors have not declared any dividends, although cumulative dividends relating to the preferred stock of $207,636 have been accrued in the June 28, 1998 consolidated balance sheet.

     In July 1999, the Company completed a private placement of approximately $6,000,000 of Series B preferred stock. Coincident with the private placement, the holders of 56,500 shares of Series A preferred stock exchanged their holdings for 55,370 shares of Series B preferred stock and waived their rights to the unpaid and accumulated dividends.

     In February 1999, the holders of a majority of the issued and outstanding shares of the Company's common stock, by written consent in lieu of a meeting pursuant to Section 228 of Delaware's General Corporation Law, adopted an amendment to the Company's Certificate of Incorporation, increasing the Company's capitalization. As a result of this amendment to the Certificate of Incorporation, the Company is authorized to issue a total of 405,000,000 shares, of which 400,000,000 are shares of common stock and 5,000,000 shares of Series B preferred stock.

     (9) Notes Payable

Notes payable consists of the following:

                                                                     June 28, 1998        June 29, 1997

Series A  subordinated  notes  payable due August 6, 1996,
  with  interest at 9%                                                   2,089*               $2,089

Series B convertible  subordinated  notes payable due
  July 7, 2000 with interest at 9%,  convertible  at
  $3.85 per  share  (including  $58,338  held by a
  related party)                                                       500,000               500,000

Note payable to shareholder  relating to the acquisition
  of Pen-Z Corp., payable in monthly  payments of $2,700
  at June 30,  1996 with  interest at 1% over prime (9.25%
  at June 30, 1996). The Company was released from this
  debt in fiscal year 1997 as a result of the sale of this
  location (note 4)                                                      ---                     225

Series C  subordinated  notes  payable due August 6, 1997,
  with interest at 15% (including $58,338 held by a related party)    303,749*               303,749

Convertible  subordinated  notes  payable due September 4,
  1997, with interest at 18%                                          100,000*               500,000

Note   payable  to  related   party   relating  to  the
  acquisition of the Fairfield  building,  due January 2,
  1997 with interest at 15%                                           425,000*               425,000

Note  payable  to  a  related  party,  due  in  monthly
  installments   of  $1,270,   including   principal  and
  interest at 18% through February 1998                                11,709*                 9,505

Note payable to a  stockholder  relating to purchase of
  furniture  and equipment for the  Penz  Corp.,  due in
  monthly  installments  of $900 at June  30,  1996 including principal and interest at prime plus 1% through 2009. The
  Company was released  from  this  debt in  fiscal  year
  1997 as a result of the sale of this location (note 4)                ---                      173


Notes  payable  relating  to  bridge   financing,   due
December  31,  1997 with  interest at 10% and a default               220,000*                    -
interest rate of 14% for $120,000 of principal

Notes payable  relating to bridge financing due May 31,
1998 with interest of 14%.                                            100,000*                    -

Note payable  to investment banking firm due May 31,
1998 with interest at 8%.                                              50,000*                    -

Note payable to relating to bridge financing due October
31, 1998 with interest at 16%.                                         50,000                     -

Note payable  relating to acquisition of lease,  due
in monthly  installments of $2,867,  including  principal
and interest at 8% through July 2010.  The Company was
released  from  this  debt in  fiscal  1998 as a result
of the sale of the location (note 4)                                     ---                   277,516

Notes payable relating to acquisition of lease,  due in
monthly  installments of $1,666 of principal plus interest
at 1% over prime (9.5% at June 29, 1997 through September 1, 2000)     44,998                   64,998
                                                                      ---------               ---------
                                                                   $1,807,545                2,083,255

Less:  Current maturities                                           1,282,539                  835,335
Less:  Liabilities relating to assets held for sale                     ---                    702,914

                                                                   $  525,006              $   545,006
                                                                     =========               =========

     *Obligation in default at June 28, 1998

     Notes payable to shareholders and other related parties (Company officers and directors) were $553,385 and $551,579 at June 28, 1998 and June 29, 1997, respectively.

     At June 28, 1998, notes payable aggregating $1,212,547 were unpaid and in default. Additionally, interest payments on these obligations were also not paid in fiscal 1998. As indicated in note 18, in July 1999 the Company utilized the proceeds of a private placement to pay $639,000 of notes payable and $860,000 of notes payable converted their obligations into Series B preferred stock, inclusive of Series B convertible notes payable not in default at year-end.

Maturities of these notes is as follows:

           Fiscal year ended:
                1999                          $1,282,539
                2000                              19,992
                2001 and Thereafter              505,014
                                                ---------
                                              $1,807,545
                                               ==========

     (10) Financing Arrangements

     In July 1995, the Company redeemed $225,000 of the Series A notes and restructured the remaining principle amount outstanding of $1,575,000. This redemption was partially funded by a $50,000 note payable issued in June 1995 by the Company, with interest at 9%, and repaid in July 1995, together with 10,000 shares of common stock, valued at the IPO price of $5.50 per share. The value of the common stock was recorded as interest expense by the Company. Each $25,000 principal amount of Notes was exchanged as follows: (i) $8,334 paid in August and September 1995 (the "First Payment"); and (ii) a 9% $8,333 Series A Note (the Series A Notes) due 13 months after the first payment, and a 9% $8,333 Series B Note (the Series B Notes) due five years after the first payment was issued to each Noteholder with the First Payment. Each Series B Note is convertible into common stock thirteen months after issuance at a conversion price equal to 70% of the initial public offering price of the common stock sold, with piggy-back registration rights for the shares underlying the Series B Notes. Each Series B Note is redeemable with 30 days prior written notice at any time after the closing bid price of the common stock is 150% of the conversion price for the ten consecutive trading days ending within 15 days of the date of notice of redemption. As a result of the restructuring of this debt, the related debt issuance costs were written off in July 1995. An extraordinary gain of $89,710, net of the write-off of $72,114 debt issuance costs was recognized in fiscal 1996.

     In fiscal 1997, the Company offered an extension agreement to the Series A noteholders, providing for a one year extension of the maturity date, in exchange for Series C notes that provided for an increase in the interest rate from 9% to 15% and one warrant for every dollar of indebtedness. The warrants provide for exercise prices ranging between $2.50 - $3.00 and expire on August 6, 2001. Noteholders aggregating $303,749 accepted the terms of the extension and the remaining $221,243 was paid in cash. At June 28, 1998, the $303,749 was unpaid and in default (note 18).

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

     On March 4, 1997, the Company entered into a private financing arrangement for $500,000 of convertible subordinated notes. The notes are payable on September 4, 1997. The principal amount of the Notes may be converted into the Company's common stock at a conversion price of $0.75 per share anytime before the repayment of principal. The notes are fully subordinated to all "senior indebtedness" of the Company and are secured by all the issued and outstanding shares of the Company's wholly-owned subsidiaries: Rattlesnake Ventures, Inc.,
Rattlesnake-Danbury,      Inc.,      Rattlesnake-Flemington,       Inc.      and
Rattlesnake-Lynbrook, Inc. The notes matured on September 4, 1997 and $400,000 was paid in fiscal 1998. The remaining $100,000 was in default on June 28, 1998 (note 18).

     A $425,000 note payable associated with the acquisition of the Fairfield restaurant matured on January 2, 1997. The restaurant was sold on March 24, 1998 and the note was restructured to provide for interest payments of $5,500.44 monthly through June 24, 1998, with the remaining principal and any unpaid interest due on June 24, 1998. The obligation was unpaid and in default on June 28, 1998 (note 18).

     In September 1997, the Company completed a bridge financing under which it sold units consisting of notes and warrants totaling $250,000, which were due December 31, 1997. Each full unit consisted of (i) the Company's ten percent (10%) promissory note in the principal amount of $50,000 (the "Note"), and (ii) upon repayment of the Note, one four-year warrant for each dollar of financing provided herewith, at the rate of one warrant convertible into one share of the Company's common stock at the average bid price on the day of the receipt of the financing. The Company made principal payments of $30,000 in fiscal 1998 and the remaining $220,000 was outstanding and in default at June 28, 1998 (note 18).

     On September 8, 1997, the Company repriced warrants issued to three Series C note holders with principal aggregating $62,499 in return for extension of the re-payment period to December 15, 1997. The noteholders received 30,000 warrants as a result of the Company's failure to satisfy the debt on July 15, 1997.

     On December 8, 1997, the Company entered into a refinancing arrangement in which it raised $500,000 in a convertible note. $400,000 of the proceeds were utilized to reduce the 18% convertible subordinated notes due September 4, 1997. The remaining $100,000 was outstanding at June 28, 1998 and is in default (note
18). In March 1998, the December 1997 note was satisfied by conversion into 937,000 shares of the Company's common stock.

     Between March 1998 and September 1998, the Company privately sold approximately $850,000 of its common stock at $.15 per share. As of June 28, 1998, the Company had sold 4,480,000 shares of common stock and received proceeds of $543,548, net of expenses.

     In fiscal 1998, the Company entered into private financing arrangements to provide an aggregate of $150,000 of bridge financing at interest rates ranging from 14% to 16%, payable on dates ranging between May 31, 1998 and October 31, 1998. At June 28, 1998, $100,000 of the debt was unpaid and in default.

     In 1998, the Company executed a $50,000 convertible note agreement with an investment banking firm for services rendered. The note is convertible into 250,000 shares of common stock, bears interest at 8% and matured on May 31, 1998. The note was in default on June 28, 1998 and was subsequently satisfied by conversion into equity (note 18).

(11)     Accrued Expenses and Other Liabilities

         (a)      Accrued Expenses

Accrued expenses consist of the following:

                                           June  28, 1998     June 29, 1997

Interest payable                            $ 424,610              166,515
Severance liabilities                          ---                  80,696
Other                                         152,664               57,867
Accrued payroll                                52,140               52,329
                                             --------             --------
                                            $ 629,414              357,407
                                             ========             ========

         (b)      Other Liabilities

     The Company has entered into marketing agreements whereby it receives temporary financing in exchange for participating in discounted price meal programs. At June 28, 1998 and June 29, 1997 , the balances outstanding under this program were $182,971 and $218,220, respectively, which are included in other liabilities in the accompanying consolidated balance sheets.

     (12) Income Taxes

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

     There was no income tax expense for any period presented due to losses incurred by the Company. Components of the deferred tax assets and deferred tax liabilities at June 29, 1997 and June 30, 1996 are presented below:



                                                                     June 28, 1998             June 29, 1997

Deferred tax assets:
    Net operating loss carry forward                                   $5,584,600                 4,349,000
    Fixed Assets                                                           15,324                     ---
                                                                       ----------                 ---------

Total gross deferred tax assets                                         5,599,924                 4,349,000

Less valuation allowance                                                5,599,924                 4,336,000
                                                                       ----------                 ---------

Net deferred tax assets                                                     ---                      13,000

Deferred tax liabilities:
    Fixed Assets                                                            ---                      13,000
                                                                       ----------                 ---------
Net deferred tax liability                                          $       ---                       ---
                                                                       ==========                 =========


     The valuation allowance for deferred tax assets as of June 30, 1997 and July 1, 1996 was $5,599,924 and $4,336,000, respectively. The change in the total valuation allowance for the years ended June 28, 1998 and June 29, 1997 was $1,263,924 and $1,986,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. At June 28, 1998 and June 29, 1997, the Company has net operating loss carry forwards for Federal and State income tax purposes of approximately $13,962,000 and $10,873,000, respectively (the NOL carry forwards), which are available to offset future taxable income, if any, through 2013. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

     In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, as it applies to the NOL carry forwards, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change") will place an annual limitation on the Company's ability to utilize its existing NOL carryforwards to offset United States Federal taxable income in future years. Generally, such limitation would be equal to the value of the Company as of the date of the Ownership Change multiplied by the Federal long-term tax exempt interest rate, as published by the Internal Revenue Service. The Company believes that Ownership Changes have occurred and would cause the annual limitations as described above to apply. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carryforwards.

     (13) Commitments

     Commitments

     The Company's operations are principally conducted in leased premises. Remaining lease terms range through 2002 and include options for extension. The leases contain contingent rental provisions based upon a percentage of gross sales. As of June 29, 1998, the Company has operating lease commitments as follows, for its Flemington and South Norwalk restaurants:

                                1999             128,000
                                2000             128,233
                                2001             130,800
                                2002             126,600
                                2003              13,400
                                                 -------
                                               $ 527,033
                                                 =======

     Certain shareholders and former officers have personally guarantee lease payments for one location.

     Pursuant to sales agreements for the Company's New York City and White Plains, New York restaurants (note 4), the Company guarantee specified lease obligations. As of June 28, 1998, the Company has not been notified of any claims against these guarantees.

     The Company is also a defendant in litigation regarding lease guarantees for its former Lynbrook, New York facility (note 16).

     Contingent rental payments on building leases are typically made based on the percentage of gross sales on the individual restaurants that exceed predetermined levels. The percentage of gross sales to be paid and related gross sales level vary by unit. There were no contingent rental payments in any of the periods presented.

     Rent expense was $426,923, $930,676 and $677,877 for the periods ended June 28, 1998, June 29, 1997 and June 30, 1996, respectively.

(14)     Employee Benefit Plans

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

     At June 28, 1998, there were 1,000,000 and 295,000 additional shares available for grant under the Employees and Director Plans, respectively. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $0.51 and $1.22, respectively for those options whose exercise price equaled the market price of the stock on the date of grant and $.05 and $0, respectively for those options whose exercise price was above the market price of the stock on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 and 1996 - expected dividend yield 0%, risk-free interest rate of between 5.07% and 5.86%, an expected life of between approximately 2.5 - 5 years and expected stock volatility of between 38 - 130%. There were no shares granted in 1998.

     The Company applies APB Opinion No.25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its employees and directors stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                 1998             1997             1996

Net loss available to common
shareholders: As reported                 $ (3,339,857)       (4,901,675)       (3,193,155)
Pro-forma                                 $ (3,422,957)       (5,371,634)       (3,403,118)

Loss per share:    As reported            $      (0.80)            (1.85)            (1.23)
Pro-forma                                 $      (0.82)            (2.03)            (1.31)


     Pro forma net loss reflects only options and warrants granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No.123 is not reflected in the pro forma net income amounts presented above because compensation cost for options and warrants granted prior to July 1, 1995 were not considered.

Activity in non-ISO's was as follows:

                                                                                 Weighted
                                                                                 Average
                                                     Number     Option Price     Exercise
                                                     of Shares    per Share       Price
Options outstanding June 30, 1995                    600,000    $   4.50         $  2.63
Options Granted                                      124,000        5.25            3.06
                                                     -------      ---------         ----
Options outstanding June 30, 1996                    724,000      4.50-5.25         4.25

Options Granted                                      396,000      0.25-2.25          .44
Terminated Options                                  (427,000)     .375-5.25         3.21
                                                     -------      ---------         ----
Options outstanding June 29, 1997                    693,000     $0.25-5.25      $  3.11

Options Granted                                         ---         ---              ---
Terminated Options                                  (488,000)     0.25-5.25
                                                     -------      ---------         ----
Options outstanding June 28, 1998                    205,000     $4.50-5.25         4.88
                                                     =======      =========         ====


Activity in ISO's was as follows:

                                                                                              Weighted
                                                                                              Average
                                                              Number         Option Price     Exercise
                                                              of Shares       per Share       Price

Options outstanding June 30, 1995                              87,000       $4.50-5.50       $   2.41
Options Granted                                                78,500        3.50-5.25           2.99
Terminated Options                                            (36,000)          4.50             2.91
                                                              -------        ---------         ------
Options outstanding June 30, 1996                             129,500        3.50-5.50           4.14
Options Granted                                                44,000        0.25-2.63           3.53
Terminated Options                                            (70,000)       2.50-5.25           3.62
                                                              -------        ---------         ------
Options outstanding June 29, 1997                             103,500       $0.25-5.50           5.35
Options Granted                                                  ---            ---              ---
Terminated Options                                           (103,500)      $0.25-5.50           5.35
                                                             ---------       ---------         ------

Options outstanding June 28, 1998                                ---            ---              ---
                                                             =========       =========         ======


     The Employees and Director Plans expire in December 2004, unless terminated earlier by the Board of Directors under conditions specified in the respective Plans. No options have been exercised as of June 28, 1998, June 29, 1997 and June 30, 1996.

     At June 28, 1998, the range of exercise prices and range of the remaining contractual life of outstanding options was $4.50 - 5.25 and approximately 1.5 -
2.5 years, respectively.

     At June 28, 1998, June 29, 1997 and June 30, 1996, the number of options exercisable was 205,000, 653,500, and 346,167, respectively, and the weighted-average exercise price of those options was $4.88, $3.40, and $4.24, respectively.

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

     (b) Employment Agreements

     The Company and its Chairman, President and Executive Vice President (collectively, the Senior Management Group) entered into employment agreements in December 1994 for a period commencing in December 1994 through December 1997. The agreements provide for annual compensation for the Senior Management Group collectively of $250,000, increasing by 10% annually, plus certain other benefits. The agreements also provide for annual aggregate incentive compensation for the Senior Management Group, as defined.

     The agreements also provide that upon a change in control, as defined, that all stock options held by the employee become immediately exercisable and that a credit equivalent to three times the employee's annual compensation be credited against the exercise price of the options.

     On June 6, 1996, the board of directors authorized additional compensation aggregating $70,000 for the aforementioned executive officers.

     The Company and its Vice-Chairman & Chief Administrative Officer entered into a part-time employment agreement in December 1995 for a period commencing December 1995 through December 1998. The agreement provides for annual compensation of $90,000 increasing 10% per annum, plus certain other benefits. An additional $20,000 was paid for services rendered in fiscal 1996 provided over and above the part-time agreement. The employee is also entitled to receive a bonus during each year of this agreement, determined by the Board of Directors. The Board of Directors and/or the Compensation Committee shall set forth a formula for determining the bonus for each year.

     On March 15, 1997 an agreement was signed between the Company and Vice Chairman & Chief Administrative Officer which amended the December 1995 employment agreement. Under the new agreement, the former Vice Chairman & Chief Administrative Officer will accept the position of Acting Co-Chief Executive Officer. This agreement waives any base rate or annual rate increases per the previous agreement and modified the term to March 1, 1997 through February 28, 1999. Services are provided on a part-time consulting basis. The compensation for the period March 1, 1997 through February 28, 1999 will be $75,000, plus benefits. This agreement also included the grant of an option to purchase 125,000 shares of stock at the closing price on the date of this agreement. The agreement also includes that in the event the stock options previously granted under the current Company stock option plans are repriced for any employee, the existing stock option grants for the acting Co-CEO will be repriced at the same time as any repricing and under the same terms and conditions. No such options were repriced and the agreement was replaced with a May 1998 consulting agreement (note 15).

     Subsequent to June 1998, the Company entered into a three year employment agreement, as amended, with the Chief Financial Officer providing for fixed compensation of $52,000 in year one, with a time allowance in year one to complete certain projects and commercially standard compensation for full time services to be determined for years two and three. The executive has also been granted options to purchase common stock as follows: 100,000 vesting at close of year one; 100,000 vesting at close of year two; 100,000 vesting at close of year three at the exercise price of $.05, the fair value at the date of grant, with additional options to purchase 200,000 shares exercisable at the close of each of years two and three.

     In October 1998, the Company entered into a three year employment agreement with an individual to act as President and/or Chief Executive Officer and as a member of the Board of Directors of the Company, effective upon the completion of the private placement in February, 1999. In consideration, the employee is to receive a monthly fee of $7,917 plus reasonable expenses and a $30,000 sign-on bonus. In addition, the employee shall be entitled to a performance bonus and shall receive a warrant to purchase an amount of Common Stock equal to ten (10%) of the outstanding common stock of the Company, on a fully diluted basis, after the private placement financing at $0.05 per share, the fair value at the date of grant, exercisable for a period of five years, one third of the number of shares covered thereby vesting at the time of the private placement financing, and one third (1/3) at the end of each one year period thereafter during the term.

     In February 1998, the Company executed a four year employment agreement with the then President and Chief Executive Officer, which provides for annual compensation of $150,000. The agreement was amended in October 1998 to reduce the annual compensation to $85,000, provided for a $25,000 cash payment and the executive accepted a new position as Vice President.


     (c) Separation Agreements

     On March 15, 1997 an agreement was signed between the Company and the then Chairman & Chief Executive Officer which terminated the previous December 1,
1994 employment agreement and any and all oral agreements relating to his employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental, disability and life insurance and severance payments, all unpaid amounts are accrued at June 29, 1997. In connection with this agreement, the Chief Executive Officer's employee stock options shall be immediately vested and shall be amended to constitute non-qualified employee stock options and the strike price is reduced to an exercise price of $2.00, the fair value at the date of grant.

     On May 29, 1997 an agreement was signed between the Company and a Director of the Company for acceptance of the position of acting Co-CEO for up to 150 days. This agreement included five months of compensation at $5,000 a month and 100,000 warrants at the closing bid on the date of this agreement.

     On June 2, 1997 an agreement was signed between the Company and an Executive Vice President which terminated the December 1, 1994 employment agreement and any and all oral agreements relating to his employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental, disability and life insurance and severance payments, all of which is accrued at June 29, 1997. In connection with this agreement, the Executive Vice President's stock options were replaced by a warrant to purchase up to 200,000 shares of common stock exercisable at the closing bid on the date of this agreement.

     On July 25, 1997, an agreement was signed between the Company and then President which terminated the previous December 1, 1994 agreement and any and all oral agreements relating to the employment. The agreement included payments for expense reimbursement, accrued and unused vacation, medical, dental, disability and life insurance and severance payments. In connection with this agreement, the President's employee stock options are replaced by a warrant to purchase up to 150,000 shares of common stock exercisable at the closing bid price on July 18, 1997.

     In October 1998, the Company and a Vice President terminated a March 1998 employment agreement. The executive is to receive $15,000 over a one year period.

     (15) Consulting Agreements

     On May 1, 1998, the Company entered into a three year consulting agreement with its former Vice Chairman and current Secretary, which replaced a March 15, 1997 employment agreement to provide financial and related services to the Company with compensation of $7,000 per month. The consultant, in consideration for services, received 500,000 shares of the Company's common stock, of which 250,000 shares are subject to anti-dilution provisions and 250,000 shares which may be repurchased at the Company's option under specified conditions. In addition, the consultant received a warrant, expiring in April 30, 2003, to purchase an additional 250,000 at an exercise price of $.15 per share.

     On July 20, 1998, the Company entered into a three year consulting agreement with an individual to provide service to design and implement the future expansion of the Company's planned restaurant concepts. In consideration, the consultant is to receive a monthly fee of $1,000 plus reasonable expenses. The consultant purchased $100,000 of common stock and received a warrant to purchase 300,000 shares of the Company's common stock, with an initial exercise price of $0.48 per share expiring in July 2002, vesting one-third annually.

     In October 1998, the Company entered into a three year consulting agreement, as revised, with an individual to provide advice and consultation in the implementation of the future expansion of the Company's planned restaurant concepts. In consideration, the consultant shall serve without regular, periodic compensation. The consultant shall be entitled to a performance bonus and shall receive a warrant, immediately exercisable, to purchase an amount of common stock equal to fifteen of the outstanding common stock of the Company, on a fully diluted basis, after the private placement financing at $0.05 per share, exercisable for a period of five years representing 45,000,000 shares.

     (16) Litigation

     The Company is a co-defendant in an action brought by an owner of an apartment above the South Norwalk restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act (CUTPA) based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the Company's former Chairman on August 5, 1998. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful.

     In July 1999, a demand letter was tendered to the Company by the legal counsel of the former Chairman seeking indemnification from potential liabilities arising out of this matter. This demand is based on an indemnification provision in an agreement between the former Chairman and the Company. The Company believes that there are valid defenses to the indemnification claim.

     Plaintiff's negligence claims in this matter are arguably covered by one or more of the Company's insurance policies. Farmington Casualty Company ("Farmington") and Insurance Company of Greater New York ("GNY"), two out of three of the Company's insurance carriers, retained counsel to represent the Company and defended the Company in this case under a reservation of rights. The third, Public Service Mutual Ins. Co., denied coverage for the claim altogether. GNY and Farmington have continued to prosecute the appeal in this matter, but under a reservation of rights. The Company has advised Farmington and GNY that it intends to pursue its rights in an action for damages and declaratory relief in the event that the appeal is unsuccessful and the insurance carriers refuse to provide coverage for plaintiff's claims. GNY and Farmington continue to reserve all rights with respect to coverage.

     Settlement negotiations are ongoing, however, there can be no assurance of a satisfactory settlement.

     The Company is a defendant in an action for an alleged breach of a commercial lease in which damages exceeding $190,000 are being sought. The Company has disputed this claim and believes that the plaintiff has inadequately responded to the Company's demand for discovery and inspection and interrogatories. A compliance conference was adjourned to September 15, 1999. The Company intends to vigorously defend this action.

     The Company is also a party in various other legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(17)     Earnings Per Share

     As discussed in note 2, the Company adopted Statement 128, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Dilutive net loss per share for fiscal 1996, 1997 and 1998 are the same as basic net loss per share due to the anti-dilutive effect of the assumed conversion of preferred stock, and exercise of stock options and warrants.

The following table reconciles net loss per share with net loss per share available to common stockholders:

                                                                 1998      1997      1996
                                                                 ----      ----      ----
Net loss per share                                               $(0.78)   (1.81)    (1.23)
Net loss per share attributable to preferred stock dividends      (0.02)   (0.04)      ---
                                                                 -------   ------    ------
Net loss per share available to common stockholders              $(0.80)   (1.85)    (1.23)
                                                                 =======   ======    ======


(18)     Subsequent Events

     On July 2, 1998 The Rattlesnake Holding Company, Inc. signed an agreement to purchase some of the assets of 1562 Restaurant Corp. Located at 1562 2nd Avenue, New York City. The purchase price was $425,000 payable $20,000 on contract, $105,000 at closing, and a promissory note at 8.5% payable in 72 payments of $5,332.52. The Company decided not to pursue the acquisition of this restaurant.

     On July 3, 1998, the Company entered into a contract for the purchase of a restaurant facility in Greenwich, Connecticut for $400,000 in a combination of cash and notes. The Company ultimately chose not to purchase this property.

     Between October 1998 and December 1998, the Company entered into private financing arrangements with three individuals to provide $150,000 of bridge financing at 16% interest per annum, plus warrants, with due dates of the earlier of the closing of the proposed private placement or ninety days, respectively. All notes were satisfied by payment of cash and/or conversion to Company equity at the initial closing of the private placement February 17, 1999.

     In December 1998, certain management personnel deferred a portion of their salary pending completion of the private placement financing. This debt was satisfied by a payment of cash and conversion of the remaining balance to equity of the initial closing of the private placement.

     On October 27, 1998, the Company commenced an offering (the "Offering") of its Series B Convertible Preferred Shares, $.10 par value. Between February 17, 1999 and July 2, 1999, the Company sold approximately $6,000,000 of Series B Preferred Shares pursuant to the Offering and converted approximately $1,350,000 of its debt to Company equity. During the Offering, the Company satisfied, by payment of cash and/or equity in the form of preferred and/or common stock, the following: (a) all outstanding Series C promissory notes; (b) certain outstanding Series B promissory notes; (c) all outstanding promissory notes related to the Fairfield facility; and (d) all outstanding promissory notes from
(i) September 1997, (ii) March through June 1998, and (iii) October and November 1998, effectively satisfying all short term and long term debt which was in default.

     The preferred shares will be convertible, at the option of the holder at any time after November 1999, at a conversion price initially equal to $0.05 per share of common stock. The conversion rate will be reduced by 10% per month for each month the Company fails to comply with its obligations to file, and in good faith process, a registration statement.

     The conversion price is subject to the adjustments on the terms set forth in the Certificate of Designation. The outstanding preferred shares shall be converted, with no action on the part of the holder, if, at any time after February 2000, the common stock into which the same is converted is registered under the Securities Act and the closing bid price of the common stock for twenty consecutive trading days is at least four times the conversion price ($0.20 based on the initial conversion price of $0.05).

     Holders of preferred shares are entitled to receive, quarterly, dividends at the rate of 8% per annum before any dividends may be paid with respect to the Common Stock, which shall be paid in cash or preferred shares at the election of the Company. If there is a failure to pay dividends, the Placement Agent, on behalf of such holders, has the right to designate one director to the Company's Board. In addition, if the Company fails to comply with its obligations to file and process a Registration Statement, the dividend rate will increase to 14% per annum from issuance.

     Pursuant to the March 1998 agreement to acquire the Ottomanelli Group (note
3) additional consideration, due to anti-dilution provisions contained in the agreements in the form of common stock payable to the Ottomanelli Group shareholders as a result of the private placement. In February 1999, 5,000,000 shares of common stock were issued pursuant to the anti-dilution provisions, which included a maximum addition which was met.

     In May 1999, the Company changed its fiscal year from the last Sunday in June of each year to June 30th of each year.


     (19) Other Information

     On September 17, 1997, the Company received a letter from NASDAQ indicating that the Company would be removed from the NASDAQ Small Cap listing at the close of business on September 17, 1997 due to its failure to comply with the minimum capital and surplus requirement of $1,000,000 and the $1.00 minimum stock price.

     On November 4, 1997 the Boston Stock Exchange suspended trading and has applied for the delisting of the Company common stock from such exchange pursuant to Rule 12d-2f2.