Form 10QSB
period 1998-09-30
RATTLESNAKE HOLDING CO INC
filed 1999-08-16
CIK 935499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                  (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                  2 South Main Street, So. Norwalk, Conn. 06854
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (860) 276-8660

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                       No   X

     12,489,285 Common Shares, par value $.001 per share were outstanding as of September 30, 1998.

                                   FORM 10-QSB

                      THE RATTLESNAKE HOLDING COMPANY, INC.

                               September 30, 1998

                                      INDEX

                                                                                                          Page No.
Part I - Financial Information

Condensed Consolidated Balance Sheets September 30, 1998 (Unaudited)                                      3
         and June 28, 1998

Unaudited Condensed Consolidated  Statements of Operations for three months ende                          4
         September 30, 1998 and September 28, 1997

Unaudited Condensed Consolidated Statements of Cash Flows for three months ended                          5
         September 30, 1998 and September 28, 1997

Notes to Unaudited Condensed Consolidated Financial Statements                                            6

Management's Discussion and Analysis                                                                      9

Liquidity                                                                                                 10

Safe Harbor Statement                                                                                     12


Part II - Other Information

Item 1:  Legal Proceedings                                                                                14

Item 2:  Defaults Upon Senior Securities                                                                  15

Item 3:  Recent Sales of Unregistered Securities                                                          15

Item 4:  Submission of Matters                                                                            15

Item 5:  Other Information                                                                                16

Item 6:  Exhibits and Reports on Form 8-K                                                                 16

Signatures                                                                                                17

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                          September 30,              June 28,
                                                                              1998                     1998
                                                                          (unaudited)
                                                                          -------------              --------
                  ASSETS
Current assets:
     Cash                                                              $      5,721                  $311,328
     Accounts receivable                                                     16,670                    16,831
     Notes receivable, current installments                                   4,080                     4,080
     Inventory                                                               29,397                    29,397
     Prepaid expenses and other current assets                                3,450                     7,200
                                                                       ------------                   -------
Total current assets                                                         59,318                   368,836

Notes receivable, less current installments                                 225,920                   225,920
Property and equipment, net                                                  98,913                    81,375
Intangible assets, net                                                       26,064                    30,598
Other assets, net                                                            98,058                    78,443
                                                                       ------------                   -------
                                                                       $    508,273                  $785,172
                                                                       ============                   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of notes payable                               $  1,382,539               $1,282,539
     Accounts payable                                                       917,375                1,019,139
     Accrued expenses                                                     1,308,631                  629,414
     Dividends payable                                                      233,590                  207,636
     Other current liabilities                                              212,517                  182,971
                                                                       ------------                ---------
     Total current liabilities                                            4,054,652                3,321,699

Notes payable, net of current maturities                                    520,006                  525,006
                                                                       ------------                ---------
         Total liabilities                                                4,574,658                3,846,705
                                                                       ------------                ---------
Stockholders' equity:
     Preferred Stock, $.10 par value, 5,000,000 shares
         authorized, 56,500 issued and outstanding,
         at September 30, 1998 and June 28, 1998.                             5,650                   5,650
     Common Stock,  $.001 par value - 20,000,000 shares  authorized,
         12,489,285 and 10,889,285 issued and outstanding at
         September 30, 1998 and  June 28, 1998 respectively                  12,490                  10,890
     Additional paid-in capital                                          12,645,184              12,554,618
     Accrued dividends                                                     (233,590)               (207,636)
     Accumulated deficit                                                (16,496,119)            (15,425,055)
                                                                        ------------            ------------
                                                                         (4,066,385)             (3,061,533)
                                                                        ------------            ------------
                                                                        $   508,273             $   785,172
                                                                        ============            ============

See accompanying notes to unaudited condensed consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations

                                                                                             Three Months Ended
                                                                                 September 30,                 September 28,
                                                                                      1998                          1997
                                                                                -----------------             ------------------

Restaurant sales                                                                $  685,264                    1,265,581
Less:  promotional sales                                                            30,607                       49,170
                                                                                ----------                    ---------
Net restaurant sales                                                               654,657                    1,216,411

Costs and expenses:
     Cost of food and beverage sales                                               269,408                      390,414
     Restaurant salaries and benefits                                              292,651                      385,791
     Occupancy and other                                                           232,715                      333,618
     Depreciation and amortization expense                                          11,093                      106,667
                                                                                ----------                    ---------
         Total restaurant costs and operating expenses                             805,867                    1,216,490

Selling, general and administrative                                                227,423                      233,837
Interest expense, net                                                               67,430                       51,701
Litigation award                                                                   625,000                            -
Miscellaneous expenses                                                                   -                        5,173
                                                                                ----------                    ---------
Net loss                                                                        (1,071,063)                    (290,790)

Dividends on preferred shares                                                      (25,954)                     (25,954)
                                                                                ----------                    ---------
Net loss available to common stockholders                                      $(1,097,017)                    (316,744)
                                                                                ==========                    =========

Net loss per share:
   Basic and diluted                                                            $    (0.09)                       (0.12)
                                                                                ==========                    =========

Weighted average number of common
   shares outstanding                                                           12,256,143                    2,645,335
                                                                                ==========                    =========

See accompanying notes to unaudited condensed consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                         Three months ended
                                                                                 September 30,           September 28,
                                                                                     1998                     1997
                                                                                 -------------           -------------
Cash flows from operating activities:
     Net loss                                                                   $(1,071,063)                (290,790)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                               13,896                  106,169
         Issuance of stock for services                                              25,000                       --
         Valuation of warrants for services                                           2,166                       --
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                                161                  (40,038)
              Decrease in inventory                                                      --                    1,074
              Increase in prepaids expenses and other assets                        (15,866)                 (31,583)
              Increase in accounts payable and
                   accrued expenses                                                 577,453                   31,565
              (Decrease) increase in other current liabilities                       29,546                  (44,086)
                                                                                -----------                 --------
Net cash used in operating activities                                              (438,707)                (267,689)

Cash flows from investing activities:
     Capital expenditures                                                           (26,900)                      --
                                                                                -----------                 --------
Net cash used in investing activities                                               (26,900)                      --

Cash flows from financing activities:
     Proceeds from issuance of common stock                                         165,000                       --
     Proceeds from borrowings                                                            --                  250,000
     Principal repayments of borrowings                                              (5,000)                 (10,110)
                                                                                -----------                 --------

         Net cash provided by financing activities                                  160,000                  239,890
                                                                                -----------                 --------
Net decrease in cash                                                               (305,607)                 (27,799)

Cash beginning of period                                                            311,328                   68,022
                                                                                -----------                 --------
Cash end of period                                                              $     5,721                   40,223
                                                                                ===========                 ========
Cash paid during the period for:
     Interest                                                                   $     1,036                    6,560
     Income taxes                                                                        --                    5,173
                                                                                ===========                 ========

See accompanying notes to unaudited condensed consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. Principles of Consolidation.

     The  consolidated   financial   statements  include  the  accounts  of  The
Rattlesnake Holding Company, Inc. and subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     2. Consolidated Financial Statements.

     The accompanying unaudited consolidated financial statements as shown in the index were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and June 28, 1998, and the results of operations and cash flows for the periods ended September 30, 1998 and September 28, 1997. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year end June 28, 1998. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results which may be achieved for the full year.

     3. Basis of Presentation

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern cannot be reasonably assured.

     The Company has incurred aggregate losses since inception of $16,496,119, inclusive of a net loss for the quarter ended September 30, 1998 of $1,071,063. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1999. Additionally, $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December
15, 1997, $100,000 convertible subordinated notes payable matured September 4, 1997, $425,000 note payable matured on January 2, 1997, $100,000 convertible subordinated note payable matured on August 31, 1998, $11,709 note payable matured in February 1998, $220,000 note payable matured on December 31, 1997, $150,000 notes payable matured on May 31, 1998, and a $2,089 subordinated note payable matured on August 6, 1996, such obligations aggregating $1,312,547 and all of which are in default as of September 30, 1998. Additionally, $233,590 of accumulated dividends on Series A Preferred Stock were also past due and unpaid.

     Subsequent to the completion of the private placement in February 1999 which effectively satisfied all short and long-term debt that was in default (see Private Placement Offering below), the Company has assembled a new management team and developed a new restaurant theme which will be introduced at the recently reacquired Danbury, Connecticut location.

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

     Private Placement Offering

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

     Pursuant to the March 1998 agreement to acquire the Ottomanelli Group, additional consideration due to anti-dilution provisions contained in the agreements in the form of common stock was payable to the Ottomanelli Group shareholders as a result of the private placement. In February 1999, 5,000,000 shares of common stock were issued pursuant to such provisions, as amended.

     4. Financing Arrangements

     On December 8, 1997, the Company entered into a refinancing arrangement in which it raised $500,000. Four hundred thousand dollars of the proceeds therefrom were applied to reduce the indebtedness (including accrued interest) resulting from a financing the Company conducted in March 1997. In October 1998, $50,000 of this was paid and the remaining $100,000 of this debt was converted into common stock of the Company.

     In July 1998, the Company issued a sixty day convertible note in the principal amount of $100,000 at an interest rate of 8% to an investment bank in consideration for professional services rendered. In February 1999, such note was satisfied by conversion into Company equity.

     For the quarter ended September 30, 1998, the Company privately sold 1,100,000 shares of its common stock at $.15 per share for an aggregate of $165,000.

     5. Restaurant Operations.

     On July 2, 1998, The Rattlesnake Holding Company, Inc. signed an agreement to purchase some of the assets of 1562 Restaurant Corp. located at 1562 2nd Avenue, New York City. The purchase price was $425,000 payable $20,000 on contract, $105,000 at closing, and a promissory note at 8.5% payable in 72 payments of $5,332.52. The Company decided not to pursue the acquisition of this restaurant.

     On July 3, 1998, the Company entered into a contract for the purchase of a restaurant facility in Greenwich, Connecticut for $400,000 in a combination of cash and notes. The Company ultimately chose not to purchase this property.

     6. Recent Accounting Pronouncements.

     In June 1997, the FASB issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standard for related disclosure about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit and loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The adoption of the Statement in fiscal 1999 will not have a material impact on its financial reporting as the Company has one operating segment.

     In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued which is effective for fiscal years beginning June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company has not yet determined the impact that Statement 133 will have on its consolidated financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

     7. Litigation

     The Company is a co-defendant in an action brought by an owner of an apartment above the South Norwalk Company restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act (CUTPA) based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the Company's former Chairman on August 5, 1998.
Accordingly, the Company has recorded a $625,000 charge in the quarter ended September 30, 1998 to accrue this judgment. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. Accordingly, the Company reduced by $400,000, in the quarter ended December 31, 1998, the amount of the accrual recognized in the quarter ended September 30, 1998. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful.

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

     8. Dividends in Arrears.

     The Company's preferred stock bears a dividend rate of 7-1/2% per annum. These dividends are payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. At September 30, 1998 there are $233,590 dividends accrued.

     In July 1999, the Company completed a private placement of approximately $6,000,000 of Series B preferred stock. Coincident with the private placement, the holders of 56,500 shares of Series A preferred stock exchanged their holdings for 55,370 shares of Series B preferred stock and waived their rights to the unpaid and accumulated dividends.

     The Company is currently prohibited from paying cash dividends by virtue of Delaware General Corporation Law.

     MANAGEMENT DISCUSSION AND ANALYSIS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto issued in its 10-K report for the fiscal period June 28, 1998.


     OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AS COMPARED WITH SEPTEMBER 29, 1997

     Gross restaurant sales decreased 45.9% to $685,264 for the quarter ended September 30, 1998 from $1,265,581 for quarter ended September 28, 1997.
Likewise, net restaurant sales decreased 46.2% to $654,657 in 1998 from $1,216,411 in 1997. The decrease in restaurant sales resulted from a decrease in the number of restaurants operating during the period as two restaurants were operating for the entire quarter ended September 30, 1998 as compared to three during the quarter ended September 28, 1997.

     Promotional sales decreased from $49,170 for the three months ended September 28, 1997 to $30,607 in 1998. This decrease is attributable to a reduction in the number of restaurants operating during fiscal 1999.

     Cost of food and beverage sales increased as a percentage of net sales from 32.1% for the three months ended September 28, 1997 to 41.2% for the quarter ended September 30, 1998. The percentage increase is attributable to inefficiencies of the Flemington unit closed in November 1998. The cost of food and beverage sales decreased to $269,408 for the three months ended September 30, 1998 from $390,414 for the three months ended September 28, 1997. The decrease is attributable to a reduction in the number of units operating during the period.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $292,651 for the three months ended September 30, 1998 as compared to $385,791 for the three months ended September 28, 1997. The decrease is attributable to a reduction in the number of units operating during the period. As a percentage of net restaurant sales, these costs increased to 44.7% in 1998 as compared to 31.7% in 1997. The percentage increase is attributable to allocating manager salaries over a smaller restaurant base.

     Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $232,715 for the three months ended September 30, 1998 from $333,618 for the three months ended September 28, 1997. The decrease is due to the closed units. As a percentage of net restaurant sales, these costs increased to 35.6% in the three months ended September 30, 1998 from 27.4% in the three months ended September 28, 1997.

     Depreciation and amortization expenses, decreased to $11,093 or 1.7% of net restaurant sales for the three months ended September 30, 1998 from $106,667 or 8.8% for the three months ended September 28, 1997. This decrease is attributed to less units in operation as compared to the prior period.

     Selling, general and administrative expenses were reasonably consistent, $233,837 for the three months ended September 28, 1997, as compared to $227,423 for the three months ended September 30, 1998.

     Interest expense increased to $67,430 for the three months ended September 30, 1998 from $51,701 for the three months ended September 28, 1997. The increase is attributable to higher borrowings.

     In August 1998, a jury awarded a verdict in the amount of $625,000 against various defendants, including the Company and its former Chairman and the Company recorded the amount of the award as a charge to earnings in the quarter ended September 30, 1998. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000 and recorded the $400,000  adjustment  in the quarter ended  December 31, 1998.  The jury's award is currently on appeal by the Company, and the plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful.


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


     LIQUIDITY

     At September 30, 1998, the Company was past due and in default of a majority of its financing arrangements as $303,749 of Series C subordinated notes payable matured August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December 15, 1997, $100,000 convertible subordinated notes payable matured September 4, 1997, a $425,000 note payable matures on January 2, 1997, a $11,709 note payable matured in February 1998, a $220,000 note payable matured on December 31, 1997, $150,000 notes payable matured on May 31, 1998, a $100,000 convertible subordinated note payable matured on August 31, 1998, and a $2,089 subordinated note payable matured on August 6, 1996, such obligations aggregating $1,312,547 and all of which were in default as of September 30, 1998. Additionally, $233,590 of accumulated dividends Series A Preferred Stock were also past due and unpaid. All of the foregoing have subsequently been satisfied through the proceeds from the private placement of the Series B Preferred Stock and the exchange of Series A Preferred Stock for Series B Preferred Stock.

     The Company's cash position decreased by $305,607 during the three months ended September 30, 1998, principally as a result of the net cash used in operating activities exceeding the proceeds from the sale of common stock.

     Management of the Company is completing its Cost Reduction Plan, which included a further reduction in workforce and continuation of the closure of unprofitable restaurants, in fiscal 1998. Such plan included the closing and/or sale of the Yorktown Heights, White Plains, New York, Fairfield, Connecticut and Lynbrook, New York locations, as well as the unopened New York City property. The Flemington restaurant was subsequently closed in fiscal 1999. Effective upon the completion of the private placement, the Company has assembled a new management team and developed a new restaurant theme which will be introduced at the recently reacquired Danbury, Connecticut location.

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

     Consulting Agreements

     On July 20, 1998, the Company entered into a three year consulting agreement with an individual to provide services to design and implement the future expansion of the Company's planned restaurant concepts. In consideration, the consultant is to receive a monthly fee of $1,000 plus reasonable expenses. The consultant purchased $100,000 of commons tock and received a warrant to purchase an additional 300,000 shares of the Company's common stock with an initial exercise price of $.48 per share, expiring in July 2002, vesting one-third annually.

     Subsequent Events

     In October 1998, the Company entered into a three year employment agreement, as amended, with an individual to provide services as Chief Financial Officer and Vice President of the Company. In consideration, the employee is to receive a monthly fee of $4,333 plus reasonable expenses. In the first year for part-time services and commercially standard compensation for full time services in years two and three. In addition, an option to purchase up to 300,000 shares of the Company's common stock with an exercise price of $.05 per share, exercisable for five (5) years, which option will vest as to one-third (1/3) of the number of shares covered thereby at the end of each one year period during the term. Additionally, the right to purchase 200,000 shares in each of years two and three were granted.

     In  October  1998,  the  Company  entered  into  a  three  year  employment agreement, as revised, with an individual to act as President and/or Chief Executive Officer and as a member of the Board of Directors of the Company. In consideration, the employee is to receive a monthly fee of $7,917 plus reasonable expenses. In addition, the employee shall be entitled to a performance bonus and shall receive a warrant to purchase an amount of Common Stock equal to ten (10%) of the outstanding Common Stock of the Company after the offering of Series B Preferred Stock at $0.05 per share, the fair value at the date of grant, representing 30,000,000 shares, on a fully diluted basis, exercisable for a period of five (5) years, which warrant will vest as to one third (1/3) of the number of shares covered thereby at the time of the financing and one third (1/3) at the end of each one year period thereafter during the term.

     In October 1998, the Company entered into a three year consulting agreement with an individual to provide advice and consultation in the implementation of the future expansion of the Company's planned restaurant concepts. In consideration, the consultant shall serve without regular, periodic compensation. The consultant shall be entitled to a performance bonus and shall receive a warrant, immediately exercisable, to purchase an amount of Common Stock equal to fifteen (15%) of the outstanding Common Stock of the Company on a fully diluted basis after the offering of Series B Preferred Stock at $0.05 per share, exercisable for a period of five (5) years, representing 45,000,000 shares.

     In November 1998, the Company issued $150,000 16% convertible notes maturing December 31, 1998. These notes were paid and/or converted either in preferred shares or cash with the offering of Series B preferred stock in February 1999.

     In December 1998, certain management personnel deferred a portion of their salary pending completion of the Offering. In February 1999, this debt was satisfied by paying 20% in cash and the remaining balance with the Company's common stock.

     In February 1999, the Company converted all of its Series A preferred shares, 56,500 shares, into 55,370 shares of Series B preferred shares.

     SAFE HARBOR STATEMENT

     Certain statements in this Form 10-QSB, including information set forth under "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with potential acquisitions, successful implementation of the Company's cost containment plan and new operating strategy, immediate need for additional capital, competition, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the fiscal year 1998, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein.

     PART II - OTHER INFORMATION

     Item 1: - Legal Proceedings


     South Norwalk, Connecticut

     The Company is a co-defendant in an action brought by an owner of an apartment above the South Norwalk Company restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act (CUTPA) based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the Company's former Chairman on August 5, 1998. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful.

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


     Danbury, Connecticut

     A foreclosure action was commenced in September or October 1998 by Union Savings Bank (the "Bank") against the landlord of The Rattlesnake Southwestern Grill (closed for renovations) in Danbury, Connecticut based on the landlords mortgage arrears. Rattlesnake Danbury, Inc., the lessee of the restaurant, has been joined as a defendant. The Company negotiated the purchase of this property from the mortgage holder for $1,350,000 in March 1999.


     Lynbrook, New York

     The Company is defending an action brought by Jack Cioffi Trust, the landlord of a former Rattlesnake restaurant in Lynbrook New York leased by a subsidiary of the Company. The action against the Company is based on an alleged guaranty of the lease payments due from the subsidiary of the Company. The Company is of the position that the landlord waived the guarantee at the time of the surrender of the premises in September 1997. The action seeks the sum of approximately $190,000. The Company intends to vigorously defend this action.

     Item 2 - Changes in Securities and Use of Proceeds

     None.

     Item 3 - Defaults Upon Senior Securities

     See footnote 3 above.

     The Company is currently prohibited from paying cash dividends by virtue of the Delaware General Corporation Law.

     Item 4 - Submission of Matters to a Vote of Stockholders

     No matters were submitted to a vote of stockholders during the quarter for which this report was filed.

     Item 5. - Other Information.

     The Company's Common Stock is not listed on the NASDAQ Small Cap Market and as of November 4, 1997 was suspended from trading on the Boston Stock Exchange (the "BSE"). The BSE has applied for the delisting of the Company common stock from such exchange pursuant to Rule 12d-2f2.

     The Company securities are traded on the NASDAQ Bulletin Board. Due to the nature of such markets and the "penny stock' rules to which the common stock trades (Rule 15g-9 promulgated under the SEC Act) there may not be a liquid trading market in the common stock.


     Item 6. - Exhibits and Reports on Forms 8-K.

     (b) Reports on Form 8-K

     During the quarter ended September 30 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



THE RATTLESNAKE HOLDING COMPANY, INC.
(Registrant)



By:  /s/
     -----------------------
     Frank Ferro
     Chief Financial Officer


By:  /s/
     -----------------------
     Kenneth Berry
     Chief Executive Officer


Date:  August 12, 1999