Form 10QSB
period 1998-12-31
RATTLESNAKE HOLDING CO INC
filed 1999-08-16
CIK 935499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

     (Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                   2 South Main Street S. Norwalk, Conn. 06856
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (860) 276-8660

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

     13,098,009 Common Shares, par value $.001 per share, were outstanding as of December 31, 1998

                                   FORM 10-QSB

                      THE RATTLESNAKE HOLDING COMPANY, INC.

                                December 31, 1998

                                      INDEX


         Part I - Financial Information                                                                         Page No.
         ------------------------------                                                                         --------

Item 1:Financial Statements

Condensed Consolidated Balance Sheets December 31, 1998  (Unaudited)                                            3
         and June 28, 1998

Unaudited Condensed  Consolidated  Statements  of  Operations  for  three and six months                        4
         ended December 31, 1998 and December 28, 1997

Unaudited Condensed  Consolidated  Statements  of Cash  Flows for the six  months ended                         5
         December 31, 1998 and December 28, 1997

Notes to Unaudited Condensed Consolidated Financial Statements                                                  6

Management's Discussion and Analysis                                                                            9

Liquidity                                                                                                       11

Safe Harbor Statement                                                                                           13

         Part II - Other Information

Item 1: Legal Proceedings                                                                                       14

Item 2: Changes in Securities and Use of Proceeds                                                               15

Item 3: Defaults Upon Senior Securities                                                                         15

Item 4: Submission of Matters                                                                                   15

Item 5: Other Information                                                                                       15

Item 6: Exhibits and Reports on Form 8-K                                                                        16

Signatures                                                                                                      17


             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                                                December 31,                June 28,
         ASSETS                                                                    1998                       1998
                                                                                (unaudited)
                                                                               -------------              -------------
Current assets:
       Cash                                                                     $      18,135              $    311,328
     Accounts receivable                                                                5,978                    16,831
     Note receivable, current installments                                              4,080                     4,080
     Inventory                                                                         15,860                    29,397
     Prepaid expenses and other current assets                                              -                     7,200
                                                                                -------------              ------------

         Total current assets                                                          44,053                   368,836

Notes receivable, less current installment                                            225,920                   225,920
Property and equipment, net                                                            89,553                    81,375
Intangible assets, net                                                                 24,235                    30,598
Other assets, net                                                                      90,380                    78,443
                                                                                -------------              ------------

                                                                                $     474,141              $    785,172
                                                                                =============              ============

            LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities
Current maturities of notes payable                                             $   1,402,539              $  1,282,539
     Accounts payable                                                               1,043,223                 1,019,139
     Accrued expenses                                                                 839,397                   629,414
     Dividends payable                                                                259,545                   207,636
     Other current liabilities                                                        197,492                   182,971
                                                                                -------------              ------------
         Total current liabilities                                                  3,742,196                 3,321,699

Notes payable, net of current maturities                                              520,006                   525,006
                                                                                -------------              ------------

         Total liabilities                                                          4,262,202                 3,846,705

Stockholders' equity:
     Preferred Stock, $.10 par value, 5,000,000 shares
         authorized, 56,500 issued and outstanding, at
         December 31, 1998 and June 28, 1998                                            5,650                     5,650
     Common Stock, $.001 par value, 20,000,000 shares authorized
         13,183,729 and 10,889,285 issued and outstanding at
         December 31, 1998 and June 28, 1998, respectively                             13,183                    10,890
     Additional paid-in capital                                                    12,735,155                12,554,618
     Accrued dividends                                                               (259,545)                 (207,636)
     Accumulated deficit                                                          (16,282,504)              (15,425,055)
                                                                                -------------               -----------
                                                                                   (3,788,061)               (3,061,533)
                                                                                -------------               -----------

                                                                                $     474,141             $     785,172
                                                                                =============             =============

See accompanying notes to unaudited condensed consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations




                                                           Three months ended                           Six months ended
                                                           ------------------                           ----------------
                                                     December 31,       December 28,           December 31,         December 28,
                                                        1998                1997                   1998                 1997
                                                     -----------        ------------           ------------         ------------

Restaurant sales                                     $   414,001             865,542              1,099,265            2,131,123
Less: promotional sales                                   14,377              16,509                 44,983               65,679
                                                     -----------        ------------           ------------         ------------
Net restaurant sales                                     399,624             849,033              1,054,282            2,065,444

Costs and expenses
  Cost of food and beverage sales                        152,587             275,483                421,998              665,897
  Restaurant salaries and benefits                       154,014             280,941                446,665              666,732
  Occupancy and other                                    136,766             192,765                376,078              526,383
  Depreciation and amortization expense                   11,189              76,667                 22,282              183,334
                                                     -----------        ------------           ------------         ------------
     Total restaurant costs and operating expenses       454,556             825,856              1,267,023            2,042,346


Selling, general and administrative                      156,650             369,761                377,473              603,598
Interest expense, net                                     63,755              45,646                131,185               97,347
Litigation award                                        (400,000)                  -                225,000                    -
Miscellaneous expenses                                         -               1,958                      -                7,131
                                                     -----------        ------------           ------------         ------------
     Net income (loss) before extraordinary gain         124,663            (394,188)              (946,399)            (684,978)
                                                     -----------        ------------           ------------         ------------
Extraordinary item:
Gain on extinguishment of debt                            88,950                   -                 88,950                    -
                                                     -----------        ------------           ------------         ------------
    Net income (loss)                                    213,613            (394,188)              (857,449)            (684,978)
                                                      -----------        ------------           ------------         ------------
Dividends on preferred shares                            (25,954)            (25,954)               (51,909)             (51,909)
                                                     -----------        ------------           ------------         ------------
Net income (loss) available to common stockholders   $   187,659            (420,142)              (909,358)            (736,887)
                                                     ===========        ============           ============         ============

Net income (loss) per share:
Income (loss) before extraordinary item              $      0.01               (0.16)                 (0.08)               (0.28)
Extraordinary item                                          0.01                   -                   0.01                    -
                                                     -----------        ------------           ------------         ------------
    Net income (loss) - Basic and diluted            $      0.01               (0.16)                 (0.07)               (0.28)
                                                     ===========        ============           ============         ============
Weighted average number of common
and common equivalent shares outstanding -
  Basic and diluted                                   13,130,503           2,650,227             12,693,324            2,650,227
                                                     ===========        ============           ============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows



                                                                                    December 31,             December 28,
                                                                                        1998                     1997
                                                                                      -----------              ------------

Cash flows from operating activities:
  Net loss                                                                          $    (857,449)             (684,978)
  Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         25,085               198,653
     Litigation award                                                                     225,000                     -
     Gain on extinguishment of debt                                                       (88,950)                    -
     Valuation of warrants for services                                                     4,331                     -
     Stock issued for services provided                                                    25,000                     -
     Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                                       10,853               (22,785)
          Decrease in inventory                                                            13,537                   219
          Increase in prepaids and other assets                                            (4,738)               (5,982)
          Increase in accounts payable and accrued expenses                                88,017               294,753
          (Decrease) increase in other current liabilities                                 14,521               (61,927)
                                                                                          -------               -------

          Net cash used in operating activities                                          (544,793)             (282,047)
                                                                                          -------               -------
Cash flows from investing activities
   Capital expenditures                                                                   (26,900)                    -
                                                                                          -------              --------

          Net cash used in investing activities                                           (26,900)                    -
                                                                                          -------              --------
Cash flows from financing activities:
   Proceeds from issuance of convertible notes                                            150,000               750,000
   Net proceeds from issuance of common stock                                             153,500                     -
   Principal repayments of borrowings                                                     (25,000)             (515,854)
                                                                                     -------------             ---------

          Net cash provided by financing activities                                       278,500               234,146

Net decrease in cash                                                                     (293,193)              (47,901)
                                                                                     -------------             ---------

Cash, beginning of period                                                                 311,328                68,022
                                                                                         --------                ------

Cash, end of period                                                                  $     18,135           $    20,121
                                                                                     ============           ===========

Cash paid during the period for:
   Interest                                                                          $     51,036          $      7,599
   Income taxes                                                                                 -                 6,891
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

     2. Consolidated financial statements

     The accompanying unaudited consolidated financial statements as shown in the index were prepared in accordance with generally accepted accounting principles. These statements include all adjustments which, in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of December 31, 1998 and June 28, 1998; the results of operations for the three and six month periods ended December 31, 1998 and December 28, 1997; and the cash flows for the six month periods ended December 31, 1998 and December 28, 1997. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year end June 28, 1998. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results that may be achieved for the full year.

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

     The Company has incurred aggregate losses since inception of $16,282,504, inclusive of a net loss for the six months ended December 31, 1998 of $946,399, excluding an extraordinary gain of $88,950 on the forgiveness of debt. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1999. Additionally, $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December 15, 1997, $425,000 note payable matured on January 2, 1997, $100,000 convertible subordinated note payable matured on August 31, 1998, $11,709 note payable matured in February 1998, $190,000 note payable matured on December 31, 1997, $150,000 notes payable matured on May 31, 1998, $50,000 note payable matured on October 31, 1998, and a $2,089 subordinated note payable matured on August 6, 1996, such obligations aggregating $1,232,547 and all of which are in default as of December 31, 1998. Additionally, $259,545 of accumulated dividends on Series A Preferred Stock were also past due and unpaid.

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

     In August 1998, the Company issued a sixty day convertible note in the principal amount of $100,000 at an interest rate of 8% to an investment bank in consideration for professional services rendered. In February 1999, such note was satisfied by conversion into Company equity.

     During the quarter ended September 30, 1998, the Company privately sold 1,100,000 shares of its common stock at $.15 per share for an aggregate of $165,000.

     In October 1998, a noteholder of a $100,000 remaining outstanding balance from a $500,000 convertible note due September 4, 1997, with unpaid accrued interest of approximately $90,000, accepted common stock with a fair value of $100,000 in exchange for the forgiveness of all outstanding obligations. Accordingly, the Company has recorded an extraordinary gain of $88,950 in the quarter ended December 31, 1998.

     Between October and December 1998, the Company entered into private financing arrangements with three individuals to provide $150,000 of bridge financing at 16% interest per annum, plus warrants, with due dates of the earlier of the closing of the proposed private placement or ninety days, respectively. All notes were satisfied by payment of cash and/or conversion to Company equity at the initial closing of the private placement on February 17, 1999.

     5. Restaurant Operations

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

     On April 15, 1999, the Company reacquired the Danbury, Connecticut facility for $1,350,000 in cash.

     6. Recent Accounting Pronouncements

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

     7. Litigation

     The Company is a co-defendant in an action brought by an owner of an apartment above the South Norwalk Company restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act (CUTPA) based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the Company's former Chairman on August 5, 1998.
Accordingly, the Company has recorded a $625,000 charge in the quarter ended September 30, 1998 to accrue this judgment. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. Accordingly, the Company reduced by $400,000, in the quarter ended December 31, 1998, the amount of the charge recognized in the quarter ended September 30, 1998. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful.

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

     8. Dividends in arrears

     The Company's preferred stock bears a dividend rate of 7-1/2% per annum. These dividends are payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. At December 31, 1998, the accrued dividends aggregated $259,545.

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


     OPERATING RESULTS FOR THE QUARTER AND SIX MONTHS ENDED DECEMBER 31, 1998 AS COMPARED WITH DECEMBER 28, 1997

     Gross restaurant sales decreased 52.2% to $414,001 for the quarter ended December 31, 1998 from $865,542 for the quarter ended December 28, 1997. For the six months ended December 31, 1998. Gross restaurant sales decreased 48.4% to $1,099,265 from $2,131,123. Likewise, net restaurant sales decreased 52.9% to $399,624 for the quarter ended December 31, 1998 from $849,033 for the quarter ended December 28, 1997. For the six months ended December 31, 1998 net restaurant sales decreased 49.0% to $1,054,282 from $2,065,444. The decrease in restaurant sales resulted from a decrease in the number of restaurants operating during fiscal 1999.

     Promotional sales decreased for the three and six months ended December 31, 1998 by $2,132 and $20,696, respectively. These decreases were attributable to a reduction in the number of units operating in fiscal 1999.

     For the three months ended December 31, 1998, the Company's cost of food and beverage sales increased as a percentage of net sales to 38.2% as compared to 32.5% for the three months ended December 28, 1997. The cost of food and beverage sales decreased to $152,587 for the three months ended December 31, 1998 from $275,483 for the three months ended December 28, 1997. As a percentage of net sales for the six months ended December 31, 1998 cost of sales was 40.0% as compared to 32.2% for the six months ended December 28, 1997. The cost of food and beverage sales decreased to $421,998 for the six months ended December 31, 1998 from $665,897 for the six months ended December 28, 1997. The percentage increase is attributable to inefficiencies of the Flemington unit closed in November 1998. The decrease in cost is attributable to the reduction in the number of restaurants operating during the period.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $154,014 for the three months ended December 31, 1998 as compared to $280,941 for the three months ended December 28, 1997. As a percentage of net restaurant sales, these costs increased to 38.5% in 1998 as compared to 33.1% in 1997. For the six months ended December 31, 1998 restaurant salaries and fringe benefits increased as a percentage of sales to 42.4% from 32.3% for the six months ended December 28, 1997. The percentage increase is attributable to allocating manager salaries over a smaller restaurant base. Actual restaurant salaries and fringe benefits decreased to $446,665 for the six months ended December 31, 1998 from $666,732 for the six months ended December 28, 1997. This decrease is attributable to the closed units.

     Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $136,766 for the three months ended December 31, 1998 from $192,765 for the three months ended December 28, 1997. As a percentage of net restaurant sales, these costs increased to 34.2% in the three months ended December 31, 1998 from 22.7% in the three months ended December 28, 1997. For the six months ended December 31, 1998 these costs increased to 35.7% from 25.5% for the six months ended December 28, 1997. The actual occupancy and related costs decreased to $376,078 for the six months ended December 31, 1998 as compared to $526,383 for the six months ended December 28, 1997. The decrease in occupancy costs is attributable to the closed units.

     Depreciation and amortization expenses, decreased to $11,189 or 2.8% of net restaurant sales for the three months ended December 31, 1998 from $76,667 or 9.0% for the three months ended December 28, 1997. For the six months ended December 31, 1998 these expenses decreased as a percentage of sales to 2.1% from 8.9% for the six months ended December 28, 1997. Depreciation and related expenses were $22,282 for the six months ended December 31, 1998 as compared to $183,334 for the six months ended December 28, 1997. This decrease is attributable to fewer units in operation as compared to the prior period due to restaurant closures.

     Selling, general and administrative expenses decreased as a percentage of net sales from 43.6% for the three months ended December 28, 1997 to 39.2% for the three months ended December 31, 1998. General and administrative expenses decreased to $156,650 for the three months ended December 31, 1998 from $369,761 for the three months ended December 28, 1997. General and administrative expenses increased as a percentage of net sales from 29.2% for the six months ended December 28, 1997 to 35.8% for the six months ended December 31, 1998. General and administrative expenses decreased to $377,473 for the six months ended December 31, 1998 from $603,598 for the six months ended December 28 1997. The decrease in selling, general and administrative expenses is attributable to further cost reduction measures.

     Interest expense increased to $63,755 for the three months ended December 31, 1998 from $45,646 for the three months ended December 28, 1997. Interest expense increased to $131,185 for the six months ended December 31, 1998 from $97,347 for the six months ended December 28, 1997. The increase in interest expense is attributable to equity.

     In October 1998, a noteholder of a $100,000 remaining outstanding balance from a $500,000 convertible note due September 4, 1997, with unpaid accrued interest of approximately $90,000, accepted common stock with a fair value of $100,000 in exchange for the forgiveness of all outstanding obligations. Accordingly, the Company has recorded an extraordinary gain of $88,950 in the quarter ended December 31, 1998.

    The  Company  is a  co-defendant  in an  action  brought  by an owner of an apartment above the South Norwalk Company restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act (CUTPA) based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the Company's former Chairman on August 5, 1998.
Accordingly, the Company has recorded a $625,000 charge in the quarter ended September 30, 1998 to accrue this judgment. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. Accordingly, the Company reduced by $400,000, in the quarter ended December 31, 1998, the amount of the charge recognized in the quarter ended September 30, 1998. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful.

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


     LIQUIDITY

     At September 30, 1998, the Company was past due and in default of a majority of its financing arrangements as $303,749 of Series C subordinated notes payable matured August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December 15, 1997, $100,000 convertible subordinated notes payable matured August 31, 1998, a $425,000 note payable matures on January 2, 1997, a $11,709 note payable matured in February 1998, a $190,000 note payable matured on December 31, 1997, $150,000 notes payable matured on May 31, 1998, a $50,000 note payable matured on October 31, 1998, and a $2,089 subordinated note payable matured on August 6, 1996, such obligations aggregating $1,232,547 and all of which were in default as of December 31, 1998. Additionally, $259,545 of accumulated dividends Series A Preferred Stock were also past due and unpaid. All of the foregoing have subsequently been satisfied through the proceeds from the private placement of the Series B preferred stock and the exchange of Series A preferred stock for Series B preferred stock.

     The Company's cash position decreased by $ 293,193 during the six months ended December 31, 1998, principally as a result of the net cash used in operating activities offset by cash provided by the sale of common stock and placement of convertible notes.

     Net cash used in operating activities was $544,793, principally relating to the Company's net loss, offset by expenses related to warrants issued for services and an increase in accounts payable and accrued expenses. The Company generated $278,500 from financing activities principally relating to the receipt of proceeds from bridge financing borrowings and issuance of common stock, offset by repayments of outstanding indebtedness.

     Employment Agreements

     In  October  1998,  the  Company  entered  into  a  three  year  employment agreement, as revised, with an individual to act as President and/or Chief Executive Officer and as a member of the Board of Directors of the Company. In consideration, the employee is to receive a monthly fee of $7,917 plus reasonable expenses. In addition, the employee shall be entitled to a performance bonus and shall receive a warrant to purchase an amount of Common Stock equal to ten (10%) percent of the outstanding common stock of the Company, on a fully diluted basis, representing 30,000,000, shares after the private placement financing at $0.05 per share, the fair value on the date of grant, exercisable for a period of five (5) years, one third (1/3) of the number of shares covered thereby vesting at the time of the private placement financing, and one third (1/3) at the end of each one (1) year period thereafter during the term.

     In October 1998, the Company entered into a three year employment agreement, as revised, with an individual to provide services as Chief Financial Officer and Vice President of the Company. In consideration, the employee is to receive a monthly fee of $4,333 plus reasonable expenses. In addition, an option to purchase up to 300,000 shares of the Company's common stock with an initial exercise price of $0.05 per share, exercisable for five (5) years, which option will vest as to one-third (1/3) of the number of shares covered thereby at the end of each one year period during the term. Additionally, the right to purchase 200,000 shares in each of years two and three were granted.

     Consulting Agreements

     On July 20, 1998, the Company entered into a three year consulting agreement with an individual to provide services to design and implement the future expansion of the Company's planned restaurant concepts. In consideration, the consultant is to receive a monthly fee of $1,000 plus reasonable expenses. In addition a warrant to purchase an additional 300,000 shares of the Company's non-restricted common stock with an initial exercise price of $0.48 per share.

     In October 1998, the Company entered into a three year consulting agreement, as revised, with an individual to provide advice and consultation in the implementation of the future expansion of the Company's planned restaurant concepts. In consideration, the consultant shall serve without regular, periodic compensation. The consultant shall be entitled to a performance bonus and shall receive a warrant, immediately exercisable, to purchase an amount of Common Stock equal to fifteen (15%) of the outstanding Common Stock of the Company on a fully diluted basis after the offering of Series B Preferred Stock at $0.05 per share, exercisable for a period of five (5) years, representing 45,000,000 shares, and a right to purchase an amount of Common Stock equal to 15% of outstanding options and warrants.

     Subsequent Events

     In February 1999, the Company converted all of its Series A Preferred Shares, 56,500 shares, into 55,370 shares of Series B Preferred Shares, pursuant to an Exchange and Waiver Agreement previously entered into with the Series A Preferred Shareholders in February 1998.

     Between February and July 1999, the Company conducted the Offering raising approximately $6,000,000 and issued a new Series B Preferred stock at an issuance price of $25 per share. Each preferred shares is convertible into 500 shares of the Company's common stock ($0.05 per share). The proceeds were used for the acquisition of the Danbury property and other future acquisitions, the payment of debt and to provide working capital .

     In February 1999 and in connection with the financing, warrants were issued to various individuals for services rendered in connection with the Offering and note holders of the Company.


     SAFE HARBOR STATEMENT

     Certain statements in this Form 10-QSB, including information set forth under "Management's Discussion and Analysis "constitute" forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with potential acquisitions and development of new locations; successful implementation of the Company's cost containment plan and new operating strategy; immediate need for additional capital; competition; new management; the addition of a new restaurant format; and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the fiscal year 1998, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein.

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


     Item 2 - Changes in Securities and Use of Proceeds

     None.


     Item 3. - Defaults upon Senior Securities

     $303,749 of Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 had extended the repayment date to December 15, 1997. All of these Series C notes and accrued interest are in default for non payment. A $425,000 note payable associated with the acquisition of a restaurant matured on January 2, 1997, $150,000 of notes or similar obligations matured May 1998, $190,000 of notes or similar obligations matured December 1997, $100,000 of notes or similar obligations matured August 1998, $50,000 of notes or similar obligations matured October 1998, $11,709 matured February 1998, and $2,089 matured August 1996 are currently in default. All of the above were, with the exception of approximately $229,000 of the Series B Notes, satisfied by the Company from the proceeds of the sale of its Series B Preferred Stock in 1999.


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


     Item 6. - Exhibits and Reports on Forms 8-K.

     (b) Reports on Form 8-K

     During the quarter ended December 31, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




THE RATTLESNAKE HOLDING COMPANY, INC.
(Registrant)


By: /s/
    -----------------------
    Kenneth Berry
    Chief Executive Officer

By: /s/
    -----------------------
    Frank Ferro
    Chief Financial Officer



Date:  August 12, 1999