Form 10QSB
period 1999-03-31
RATTLESNAKE HOLDING CO INC
filed 1999-08-16
CIK 935499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

              (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

                 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

          For the transition period from ___________ to _______________

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

        Registrant's telephone number, including area code (860) 276-8660

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

     29,505,066 Common Shares, par value $.001 per share were outstanding as of March 31, 1999

                                   FORM 10-QSB

                      THE RATTLESNAKE HOLDING COMPANY, INC.

                                 March 31, 1999

                                      INDEX


                                                                                                    Page No.
Part I - Financial Information

Item 1: Financial Information

Condensed Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and June 28, 1998                  3

Unaudited Condensed Consolidated  Statements of Operations three and nine months
     ended March 31, 1999 and March 29, 1998                                                              4

Unaudited Consolidated Statements of Cash Flows nine months ended March 31, 1999
     and March 29, 1998                                                                                   5

Notes to Unaudited Condensed Consolidated Financial Statements                                            6

Management's Discussion and Analysis                                                                      10

Liquidity                                                                                                 13

Safe Harbor                                                                                               15

Part II - Other Information

Item 1: Legal Proceedings                                                                                 16

Item 2: Changes in securities and Use of Proceeds                                                         17

Item 3: Defaults Upon Senior Securities                                                                   17

Item 4: Submission of Matters                                                                             17

Item 5: Other Information                                                                                 17

Item 6: Exhibits and Reports on Form 8-K                                                                  18

Signatures                                                                                                19


             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                March 31, 1999                     June 28, 1998
                                                                                 (unaudited)
                                                                                -------------                     -------------
         ASSETS
Current assets:
      Cash                                                                      $3,660,354                        $311,328
      Accounts receivable                                                           21,843                          16,831
      Notes receivable, current installments                                             -                           4,080
      Inventory                                                                     16,028                          29,397
      Prepaid expenses and other current assets                                      1,000                           7,200
                                                                                ----------                         -------
                   Total current assets                                          3,699,225                         368,836
                                                                                ----------                         -------

Notes receivable, less current
installments                                                                             -                          225,920
Property and equipment, net                                                         80,193                           81,375
Intangible assets, net                                                              22,502                           30,598
Other assets, net                                                                   85,621                           78,443
                                                                                ----------                          -------
                                                                                $3,887,541                         $785,172
                                                                                ==========                          =======

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current maturities of notes payable                                       $  252,544                       $1,282,539
      Accounts payable                                                             594,460                        1,019,139
      Accrued expenses                                                             457,314                          629,414
      Dividends payable                                                                  -                          207,636
      Other current liabilities                                                    183,079                          182,971
                                                                                ----------                        ---------
                   Total current liabilities                                     1,487,397                        3,321,699

Notes payable, net of current maturities                                           229,173                          525,006
                                                                                ----------                        ---------
                                                                                 1,716,570                        3,846,705
                                                                                ----------                        ---------

Stockholders' equity:
      Preferred stock,  $.10 par value,  5,000,000  shares  authorized,  200,000
         designated Series A, and 56,500 issued and outstanding at June 28, 1998         -                            5,650
         500,000 designated Series B, 307,104 issued and
         outstanding, at March 31, 1999                                             30,710                                -
      Common stock, $.001 par value, 400,000,000 and 20,000,000
         shares  authorized,  at March 31, 1999 and June 28, 1998  respectively,
         29,505,066 and 10,889,285 issued and outstanding, at March 31, 1999 and
         June 28, 1998 respectively                                                 29,506                           10,890
      Additional paid-in capital                                                20,285,532                       12,554,618
      Accrued dividends                                                                  -                         (207,636)
      Accumulated deficit                                                      (18,174,777)                     (15,425,055)
                                                                                -----------                     ------------
                                                                                 2,170,971                       (3,061,533)
                                                                                -----------                     ------------

                                                                                $3,887,541                      $   785,172
                                                                                ==========                      ============


See accompanying notes to unaudited condensed consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations




                                                       Three months ended                    Nine months ended
                                                  March 31,             March 29,        March 31,          March 29,
                                                     1998                 1999             1998               1999
                                                -------------        -------------     ------------       -------------
Restaurant sales                                $ 322,808             $  857,926       $1,421,073         $2,989,049
Less: promotional sales                            10,548                 41,628           55,664            107,307
                                                ---------             ----------       ----------         ----------
Net restaurant sales                              312,260                816,298        1,365,409          2,881,742

Costs and expenses:
  Cost of food and beverage sales                  98,763                266,849          520,759            932,746
  Restaurant salaries and benefits                112,429                283,145          560,770            949,877
  Occupancy and related expenses                   40,271                186,066          416,747            712,449
  Depreciation and amortization expense            13,893                 91,667           36,175            275,001
                                                ---------              ---------        ---------         ----------
     Total restaurant costs and operating
     expenses                                     265,356                827,727        1,534,451          2,870,073
Selling, general and administrative             1,587,185                 83,205        2,050,405            686,803
Loss on closure of restaurant sites and           365,000                      -          365,000                  -
   impairment charges
Interest expense, net                              65,154                 81,988          196,340            179,335
Litigation award                                        -                      -          225,000                  -
Miscellaneous expenses (income)                    (2,332)                 2,907          ( 1,708)            10,038
                                                ---------              ---------        ---------         ----------
Net loss before extraordinary item             (1,968,103)              (179,529)      (3,004,079)          (864,507)
                                                ---------              ---------        ---------         ----------
Extraordinary item:
Gain on extinguishment of debt                    254,360                      -          343,310                  -
                                                ---------              ---------        ---------         ----------
Net loss                                       (1,713,743)              (179,529)      (2,660,769)          (864,507)

Dividends on preferred shares                           -                (77,863)               -           ( 77,863)
                                                ---------              ---------        ---------         ----------
Net loss available to common shareholders     $(1,713,743)            $ (257,392)     $(2,660,769)        $ (942,370)
                                                =========              =========        =========         ==========

Net loss per share:
Loss before extraordinary item                      (0.09)                 (0.10)           (0.19)             (0.36)
Extraordinary item                                   0.01                      -             0.02                  -
                                                    ------                 ------           ------             ------
   Net loss - Basic and diluted                     (0.08)                 (0.10)           (0.17)             (0.36)
                                                    ======                 ======           ======             ======
Weighted average number of common
   and common equivalent shares
   outstanding - Basic and diluted             21,441,412              2,650,227       15,609,352          2,650,227
                                               ==========              =========       ==========          =========

See accompanying notes to unaudited condensed consolidated financial statements.

             THE RATTLESNAKE HOLDING COMPANY, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements Of Cash Flows



                                                                                                Nine months ended
                                                                                       March 31,                   March 28,
                                                                                         1999                           1998
                                                                                     ------------                   -------------

Cash flows from operating activities:

  Net loss                                                                           $ (2,660,769)                (864,507)
  Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization                                                         36,175                  290,321
     Litigation award                                                                     225,000                  -
     Issuance of common stock for services rendered                                       218,676                  -
     Impairment charge                                                                    365,000                  -
     Stock compensation                                                                   106,077                  -
     Valuation of warrants for services                                                 1,093,873                  -
     Gain on extinguishment of debt                                                      (343,310)                 -
     Changes in assets and liabilities:
          Increase in accounts receivable                                                  (5,012)                 (18,367)
          Decrease in inventory                                                            13,369                      219
          Increase in prepaids and other assets                                              (978)                 (14,989)
          (Decrease) increase accounts payable and accrued expenses                      (322,576)                 453,388
          Increase in other current liabilities                                               108                      489
                                                                                     ------------                  -------
     Net cash used in operating activities                                             (1,274,367                 (153,446)
                                                                                     ------------                  -------
Cash flows from investing activities
   Capital expenditures                                                                   (26,900)                 -
                                                                                     ------------                  -------
     Net cash used in investing activities                                                (26,900)                 -

Cash flows from financing activities:
  Proceeds from issuance of convertible notes                                             150,000                  750,000
  Proceeds from issuance of common stock, net                                             153,500                  -
  Financing costs                                                                         -                       (230,000)
  Proceeds from issuance of Series B preferred stock, net                               4,732,624                  -
   Principal repayments of borrowings                                                    (385,831)                (415,854)
                                                                                        ---------                  -------
   Net cash provided by financing activities                                            4,650,293                  104,146
                                                                                        ---------                  -------
Net increase (decrease) in cash                                                         3,349,026                  (49,300)

Cash, beginning of period                                                                 311,328                   68,022
                                                                                        ---------               ----------
Cash, end of period                                                                     3,660,354               $   18,722
                                                                                        =========               ==========
Cash paid during the period for:
   Interest                                                                               223,202               $    7,599
                                                                                          =======               ==========
   Income taxes                                                                           -                     $    6,891
                                                                                          =======               ==========


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

     2. Consolidated financial statements

     The accompanying unaudited consolidated financial statements as shown in the index were prepared in accordance with generally accepted accounting principles. These statements include all adjustments which, in the opinion of management are necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and June 28, 1998; the results of operations for the three and nine month periods ended March 31, 1999 and March 29,1998; and the cash flows for the nine month periods ended March 31, 1999 and March 29,1998. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, reclassified or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year end June 28, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results that may be achieved for the full year.

     3. Basis of presentation

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern cannot be reasonably assured.

     The Company has incurred aggregate losses since inception of $18,174,777, inclusive of a net loss for the nine months ended December 31, 1998 of $3,004,079, exclusive of a $343,310 extraordinary gain on forgiveness of debt. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 1999. Additionally, $10,417 of Series C subordinated notes payable matured on August 6, 1997, and a $2,089 subordinated note payable matured on August 6, 1996, such obligations aggregating $12,506 and all of which are in default as of March 31, 1999.

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

     Pursuant to the March 1998 agreement to acquire the Ottomanelli Group, additional consideration due to anti-dilution provisions contained in the agreements in the form of common stock was payable to the Ottomanelli Group shareholders as a result of the private placement. In February 1999, 5,000,000 shares of common stock were issued pursuant to such anti-dilution provisions, which included a maximum addition which was met. As the Company recorded an impairment charge in fiscal 1999 relating to the termination of the operations of the Ottomanelli restaurants, the fair value of the common stock issued, $250,000, was recognized as a further impairment loss in the quarter ended March 31, 1999. (2) A note receivable of $230,000, which was received as partial consideration for the sale of the Company's Fairfield facility, was exchanged with a value assigned of $115,000 in partial satisfaction of a $425,000 note payable and an additional $115,000 loss on restaurant closure was recognized in the quarter ended March 31, 1999.

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

     In October 1998, a noteholder of a $100,000 remaining  outstanding  balance from a $500,000 convertible note due September 4, 1997, with unpaid accrued interest of approximately $90,000, accepted common stock with a fair value of $100,000 in exchange for the forgiving of all outstanding obligations. Accordingly, the Company has recorded an extraordinary gain of $88,950 in the quarter ended December 31, 1998.

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

     In connection with the private placement, the Company sold 211,289 shares of Series B preferred stock at $25 per share, generating gross proceeds of $5,282,225. As part of the private placement, noteholders, including $293,332 Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December 15, 1997, $425,000 note payable matured on January 2, 1997, $11,709 note payable matured in February 1998, $190,000 note payable matured on December 31, 1997, $150,000 notes payable matured on May 31, 1998, $270,828 Series B subordinated notes payable due July 7, 2000, $50,000 notes payable matured on October 31, 1998, $100,000 note payable matured on August 31, 1998 and $150,000 notes payable matured on February 1, 1999, such obligations aggregating $1,640,869 and all of which were in default, including accrued and unpaid interest of approximately $428,500, entered into a series of debt satisfaction agreements, whereby in exchange for cash payments, the issuance of 2,200,000 shares of common stock, with a fair value of $0.05 per share, the issuance of 29,645 shares of Series B preferred stock at $25 per share and to the mortgage holder of the Fairfield facility, a discounted note receivable arising from the sale of the Fairfield property with a fair value of $115,000, all of the above mentioned indebtedness was extinguished.

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

     On April 15, 1999, the Company subsequently reacquired the facility for $1,350,000 in cash.

     6. Recent Accounting Pronouncements

     In June 1997, the FASB issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standard for related disclosure about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement requires reporting segment profit and loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit and loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The adoption of the Statement in fiscal 1999 will nit have a material impact on its financial reporting as the Company has one operating segment.

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

     8. Dividends in Arrears

     None. Prior dividends due on Series A preferred shares were waived upon conversion to Series B pursuant to an Exchange and Waiver Agreement previously entered into with the Series A Preferred Shareholders in February 1998.

     The Company is currently prohibited from paying cash dividends by virtue of Delaware General Corporation Law.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements which involve risks and uncertainties. When we use the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management, they are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements.

     Upon the finalization in 1999 of the $6,000,000 Series B Preferred Stock private placement offering, the Company completed its Cost Reduction Plan commenced in fiscal 1997.

     At  March  31,  1999,  the  Company   operated  a  profitable   Rattlesnake
Southwestern Grill restaurant in South Norwalk, Connecticut, having closed and/or sold all other restaurants previously owned.

     At March 31, 1999, the long term and short term debt of the Company was approximately $502,000 a significant reduction resulting from cash payments and/or conversion to Company equity after the completion of private placement noted above.

     At March 31, 1999, the Company's new management team, comprised of industry specific experienced personnel, continued to develop the Company's re-start strategy of growth through Company and franchised operation of a multi-regional chain of mid-priced steakhouse restaurants, tentatively named Spencer's.

     Nine Months and Three Months Ended March 31, 1999 as Compared with Nine Months and Three Months Ended March 29, 1998

     Gross restaurant sales decreased 62.4% to $322,808 for the quarter ended March 31, 1999 from $857,926 for the quarter ended March 29,1998. For the nine months ended March 31, 1999, gross restaurant sales decreased 52.5% to $1,421,073 from $2,989,049. Likewise, net restaurant sales decreased 61.8% to $312,260 for the quarter ended March 31, 1999 from $816,298 for the quarter ended March 29,1998. For the nine months ended March 31, 1999, net restaurant sales decreased 52.6% to $1,365,409 from $2,881,742. The decrease in restaurant sales resulted principally from a decrease in the number of restaurants operating during the period.

     Promotional sales decreased as a percentage of gross sales from 4.9% for the three months ended March 29,1998 to 3.3% for the quarter ended March 31, 1999. However, for the nine months ended March 31, 1999, promotional sales increased to 3.9% from 3.6%. Promotional sales decreased from $41,628 for the quarter ended March 29, 1998 to $10,548 for the quarter ended March 31, 1999 and decreased from $107,307 to $55,664 for the respective nine-month periods. These decreases are attributable to the reduction of the number of units operating during the period.

     For the three months ended March 31, 1999, the Company's cost of food and beverage sales decreased as a percentage of net sales to 31.6% as compared 32.7% for the three months ended to March 29,1998. The cost of food and beverage sales decreased to $98,763 for the three months ended March 31, 1999 from $266,849 for the three months ended March 29,1998. As a percentage of net sales for the nine months ended March 31, 1999, cost of sales was 38.1% as compared to 32.4% for the nine months ended March 29,1998. The cost of food and beverage sales decreased to $520,759 for the nine months ended March 31, 1999 from $932,746 for the nine months ended March 29,1998. The percentage increase in the nine month period is attributable to inefficiencies of the Flemington unit closed in November 1998. The percentage decrease in the quarter ended March 31, 1999 is attributable to the efficiencies of the South Norwalk unit, the only restaurant operating during the quarter.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $112,429 for the three months ended March 31, 1999 as compared to $283,145 for the three months ended March 29,1998. As a percentage of net restaurant sales, these costs increased to 36.0% in 1999 as compared to 34.7% in 1998. For the nine months ended March 31, 1999 restaurant salaries and fringe benefits increased as a percentage of sales to 41.1% from 33.0% for the nine months ended March 29,1998. Actual restaurant salaries and fringe benefits decreased from $949,877 for the nine months ended March 29,1998 to $560,770 for the nine months ended March 31, 1999. This decrease is attributed to a reduction in restaurant managers and other personnel relating to the closed units. The increase as a percentage of net sales is attributable to allocating management salaries over a smaller restaurant base.

     Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $40,271 for the three months ended March 31, 1999 from $186,066 for the three months ended March 29,1998. As a percentage of net restaurant sales, these costs decreased to 12.9% in the three months ended March 31, 1999 from 22.8% in the three months ended March 29,1998. For the nine months ended March 31, 1999, these costs increased to 30.5% from 24.7% for the nine months ended March 29,1998. The actual occupancy and related costs decreased to $416,747 for the nine months ended March 31, 1999 as compared to $712,449 for the nine months ended March 29,1998. The decrease is attributable to occupancy costs relating to the closed units.

     Depreciation and amortization expenses, decreased to $13,893 or 4.5% of net restaurant sales for the three months ended March 31, 1999 from $91,667 or 11.2% for the three months ended March 29,1998. For the nine months ended March 31, 1999 these expenses decreased as a percentage of sales to 2.7% from 9.5% for the nine months ended March 29,1998. The actual depreciation and related expenses were $36,175 for the nine months-ended March 31, 1999 as compared to $275,001 for the nine months ended March 29,1998. This decrease is attributed to fewer units in operation in fiscal 1999.

     General and administrative expenses increased to $1,587,185 for the three months ended March 31, 1999 from $83,205 for the three months ended March 29,1998. General and administrative expenses increased to $2,050,405 for the nine months ended March 31, 1999 from $686,803 for the nine months ended March 29,1998. The increase is partially attributable to the value of a warrant issued to a consultant pursuant to the terms of a consulting agreement, $1,075,000, which was immediately exercisable and not subject to a forfeiture provision. The remaining increase is attributable to additional professional fees.

     The loss on closure of restaurant sites and impairment charges is attributable to: (1) Pursuant to the March 1998 agreement to acquire the Ottomanelli Group, additional consideration, due to anti-dilution provisions contained in the agreements, common stock was payable to the Ottomanelli Group shareholders, as a result of the private placement. In February 1999, 5,000,000 shares of common stock were issued pursuant to such anti-dilution provisions, which included a maximum addition which was met. As the Company recorded an impairment charge in fiscal 1999 relating to the termination of the operations of the Ottomanelli restaurants, the fair value of the common stock issued, $250,000, was recognized as a further impairment loss in the quarter ended March 31, 1999. (2) A note receivable of $230,000, which was received as partial consideration for the sale of the Company's Fairfield facility, was exchanged with a value assigned of $115,000 in partial satisfaction of a $425,000 note payable and an additional $115,000 loss on restaurant closure was recognized in the quarter ended March 31, 1999.

     In August 1998, a jury awarded a verdict in the amount of $625,000 against various defendants, including the Company and its former Chairman. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. The Company has recorded a charge in the 1999 Statement of Operations of $225,000 for the litigation award. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful.

     Interest expense decreased to $65,154 for the three months ended March 31, 1999 from $81,988 for the three months ended March 29,1998. Interest expense decreased to $196,340 for the nine months ended March 31, 1999 from $179,335 for the nine months ended March 29,1998.

     For the three and nine months ended March 31, 1999, the Company has recorded an extraordinary gain on the forgiveness of debt in the amount of $254,360 and $343,310, respectively, principally resulting from a series of debt satisfaction agreements consistent with the Company's private placement of Series B Preferred Stock.




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

     The Company's cash position increased by $3,349,026 during the nine month period ended March 31, 1999, principally as the result of the proceeds of the February 1999 private placement of Series B Preferred Stock, as well as the proceeds of a bridge financing and the sale of common stock. These proceeds were partially utilized to pay down short and long term debt that was in default at June 28, 1998, satisfy trade obligations and fund continuing operating losses.

     In connection with the private placement, the Company sold 211,289 shares of Series B Preferred Stock at $25 per share, generating gross proceeds of $5,282,225. As part of the private placement, noteholders, including $293,332 Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December 15, 1997, $425,000 note payable matured on January 2, 1997, $11,709 note payable matured in February 1998, $190,000 note payable matured on December 31, 1997, $150,000 notes payable matured on May 31, 1998, $270,828 Series B subordinated notes payable due July 7, 2000, $50,000 notes payable matured on october 31, 1998, $100,000 note payable matured on August 31, 1998 and $150,000 notes payable matured on February 1, 1999, such obligations aggregating $1,640,869 and all of which were in default, including accrued and unpaid interest of approximately $428,500, entered into a series of debt satisfaction agreements, whereby in exchange for cash payments, the issue of 2,200,000 shares of common stock, with a fair value of $0.05 per share, the issuance of $29,645 of Series B Preferred Stock at $25 per share and to the mortgage holder of the Fairfield facility, a discounted note receivable arising from the sale of the Fairfield property with a fair value of $115,00, all of the foregoing indebtedness was extinguished.

     In connection with the private placement, $270,000 of Series B noteholders converted their obligations into 10,800 shares of Series B preferred stock at $25 per share. Additionally, approximately $350,000 of accounts payable, including compensation deferred by certain promoters of management, converted their receivable into approximately 7,000,000 shares of common stock at the fair value of $0.05 per share.

     Also coincident with the private placement, the holders of 56,500 shares of Series A Preferred Stock exchanged their holdings for 55,370 shares of Series B Preferred Stock and waived their right to the unpaid and accumulated dividends.

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

     Between March 1998 and September 1998, the Company privately sold approximately $850,000 of its common stock at $.15 per share. Through September 30, 1998, the Company had sold 5,580,000 shares of common stock and received proceeds of approximately $697,000, net of expenses.

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

     In October 1998, a noteholder of a $100,000 remaining outstanding balance from a $500,000 convertible note due September 4, 1997, with unpaid accrued interest of approximately $90,000, accepted approximately 690,000 shares of common stock with a fair value of $100,000, in exchange for the forgiving of the outstanding interest obligation.

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

     Employment Agreements

     In October 1998, the Company entered into a three year employment agreement (as revised) with an individual to act as President and/or Chief Executive Officer and as a member of the Board of Directors of the Company. In consideration, the employee is to receive a monthly fee of $7,917 plus reasonable expenses. In addition, the employee shall be entitled to a performance bonus and shall receive a warrant to purchase an amount of Common Stock equal to ten (10%) percent of the outstanding common stock of the Company, on a fully diluted basis, after the private placement financing at $0.05 per share, exercisable for a period of five years, one-third (1/3) of the number of shares covered thereby vesting at the time of the private placement financing, and one-third (1/3) at the end of each one year period thereafter during the term.

     In October 1998, the Company entered into a three year employment agreement (as revised) with an individual to provide services as Chief Financial Officer and Vice President of the Company. In consideration, the employee is to receive a monthly fee of $4,333 plus reasonable expenses. In addition, an option to purchase up to 300,000 shares of the Company's common stock with an initial exercise price of $0.05 per share, exercisable for five (5) years, which option will vest as to one-third (1/3) of the number of shares covered thereby at the end of each one year period during the term.

     Consulting Agreements

     On July 20, 1998, the Company entered into a three year consulting agreement with an individual to provide service to design and implement the future expansion of the Company's planned restaurant concepts. In consideration, the consultant is to receive a monthly fee of $1,000 plus reasonable expenses. In addition a warrant to purchase an additional 300,000 shares of the Company's non-restricted common stock with an initial exercise price of $.48 per share.

     In October 1998, the Company entered into a three year consulting agreement with an individual to provide advice and consultation in the implementation of the future expansion of the Company's planned restaurant concepts. In consideration, the consultant shall serve without regular, periodic compensation. The consultant shall be entitled to a performance bonus and shall receive a warrant to purchase an amount of Common Stock equal to fifteen (15%) of the outstanding Common Stock of the Company on a fully diluted basis after the offering of Series B Preferred Stock at $0.20 per share, exercisable for a period of five (5) years.


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


     Item 2 - Changes in Securities and Use of Proceeds

     On October 27, 1998, the Company commenced an offering(the "Offering") of its Series B Convertible Preferred Shares, $.10 par value. Between February 17, 1999 and July 2, 1999, the Company sold approximately $6,000,000 of Series B Preferred Sahres pursuant to the Offering and converted approximately $1,350,000 of its debt to Company equity. During the Offering, the Company satisfied, by payment of cash and/or equity in the form of preferred and/or common stock, the following: (a) all outstanding Series C promissory notes; (b) certain outstanding Series B promissory notes; (c) all outstanding promissory notes related to the Fairfield facility; and (d) all outstanding promissory notes from
(i) September 1997, (ii) March through June 1998, and (iii) October and November 1998, effectively satisfying all short term and long term debt which was in default.

     The preferred shares will be convertible, at the option of the holder at any time after November 1999, at a conversion price initially equal to $0.05 per share of common stock. The conversion rate will be reduced by 10% per month for each month the Company fails to comply with its obligations to file, and in good faith process, a registration statement.


     Item 3. - Defaults upon Senior Securities

     None.


     Item 4. - Submission of Matters to A Vote of Security Holders

     None.


     Item 5. - Other Information

     The Company's Common Stock is not listed on the NASDAQ Small Cap Market and as of November 4, 1997 was suspended from trading on the Boston Stock Exchange (the "BSE"). The BSE has applied for the delisting of the Company's common stock from such exchange pursuant to Rule 12d-2f2.

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

     Item 6. - Exhibits and Reports on Forms 8-K.

     (b) Reports on Form 8-K

     During the quarter ended March 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                      THE RATTLESNAKE HOLDING COMPANY, INC.
                                  (Registrant)



                                              By: /s/
                                                  -------------------------
                                                  Kenneth Berry
                                                  Chief Executive Officer


                                              By: /s/
                                                  -------------------------
                                                  Frank Ferro
                                                  Chief Financial Officer


Date:  August 12, 1999