Form 10KSB
period 1999-06-30
SPENCERS RESTAURANTS INC
filed 1999-11-19
CIK 935499

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999

  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of
     1934 for the Transition Period from _____________ to_______________

                           Commission File No. 1-13818

                           Spencer's Restaurants, Inc.
                 (Name of small business issuer in its charter)

      Delaware                  The Rattlesnake                 06-1369616
   (State or other           Holding Company, Inc.           (I.R.S. Employer
   jurisdiction of               (Former Name)              Identification No.)
   incorporation or
   organization)


                                106 Federal Road
                                Danbury, CT 06810
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (203) 798-1390

         Securities registered under Section 12(b) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

         Securities registered under Section 12(g) of the Exchange Act:

                                      None

Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __Yes _X_ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. ___ Yes   _X_No


State issuer's revenues for its most recent fiscal year. $1,696,679

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999. 29,979,013

As of June 30, 1999, the aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the price at which the stock was sold was $3,485,238. The shares of the Company's Common Stock are currently traded on the Over-the-Counter Bulletin Board under the symbol "SPST". At June 30, 1999, the shares of the Company's Common Stock were traded under the symbol "RTTL."








PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

         Spencer's Restaurants, Inc. (formerly known as The Rattlesnake Holding Company, Inc.), a Delaware corporation (unless the context otherwise indicates, with its subsidiaries, the "Company"), was formed and commenced operations in 1993, and effected an initial public offering of its stock in 1995 to develop, build and operate a chain of casual dining southwestern restaurants under the name Rattlesnake(R) Southwestern Grill. At one time, the Company operated a total of 8 restaurants in the New York metropolitan area. Management was unable to operate the restaurants profitably, failed to control general and administrative expenses and did not develop a workable growth strategy. As a consequence, the Company experienced substantial losses and incurred a significant amount of debt. In 1997, the Board of Directors elected certain of its members as officers to take control of operations and replace the existing management pursuant to its cost reduction plan (the "Cost Reduction Plan"). The Company then disposed of development projects and non-performing restaurants, negotiated severance agreements with the former management, and sharply reduced general and administrative expenses.

         In March 1998, the Company consummated a transaction with Nicolo Ottomanelli and Joseph Ottomanelli, through which it acquired a company which franchised Ottomanelli's Cafe(R) restaurants (casual dining New York City based operations), an Ottomanelli's Cafe(R) and another food service operation in New Jersey, and as well as management with expertise in the selection and sale of meat and meat products. The Ottomanelli's Cafe(R) franchise company currently has extremely limited operations. Company management concluded that the Ottomanelli Cafe(R) operations were inconsistent with the Company's operating plans and were closed in fiscal 1999, for which it recorded an impairment charge in fiscal 1998.

         In fiscal 1998, in furtherance of the Cost Reduction Plan, the Company terminated operations at its Lynbrook, New York and Danbury, Connecticut facilities, and in November 1998, terminated operations at its Flemington, New Jersey facility as well, for which it recorded an impairment charge in 1998.

         In fiscal 1999, 106 Federal Road Restaurant Corp., a wholly-owned subsidiary of the Company, purchased the Danbury, Connecticut facility previously closed. The restaurant has been remodeled and reconfigured to serve as the first location for the Company's new restaurant concept opened November 3, 1999.

         The Company continues to operate a self-sustaining Rattlesnake(R) Southwestern Grill in South Norwalk, Connecticut.

Re-start Strategy

         In the last half of calendar year 1998, the Company's management recognized that it had a limited future as an operator of Rattlesnake Southwestern Grill restaurants. As a result, management set out to: (i) increase the Company's working capital through the consummation of a private placement offering of the Company's securities; (ii) assemble a new, highly experienced and established management team; and (iii) alter the Company's restaurant theme and menu and develop restaurants with a new concept.

Private Placement Offering

         In October 1998,  the Company  commenced a private  placement  offering
(the "Offering") of its securities, pursuant to which it offered investors Series B Convertible Preferred Shares. See "Description of Securities - Preferred Shares." Upon completion of the Offering in July 1999, the Company had raised approximately $6,000,000 and converted approximately $1,350,000 of debt to equity. After satisfying certain of its remaining debts, disbursements of and commissions to the placement agent, and payment of other expenses of the Offering, the Company secured approximately $4,700,000 for working capital use.

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

New Restaurant Concept

         In fiscal 1999, the Company commenced concept development of a multi-regional chain of mid-priced steakhouses, to feature price/value steak and distinctive shrimp (and other) dishes, named Spencer's.

         Spencer's is a price/value oriented restaurant concept which is designed to provide fresh, high quality food at moderate prices in a relaxed atmosphere. The key elements of the Spencer's concept include the following:

     o A casual, back to basics, large portions, mid-priced steakhouse; designed to offer exceptional service, specializing in two areas: steaks and shrimp offerings.

     o The menu features house cut and aged steaks and steak burgers, as well as bulk offerings of shrimp that are served in distinctive "house" sauces on pasta or rice with dunking bread.

     o The combination of food quality, comparatively moderate pricing, entertaining shrimp offerings, in an atmosphere where customer focus will be on price/value, without extensive or overbearing visual or gimmick effects, is intended to distinguish Spencer's from competitors.

     o To compliment the steak and shrimp offerings, menu items include: appetizers, caesar and unique salads; various but basic chicken, fish, rib, and pasta entrees; mainstay sandwiches; a separate Kid's list of choices that are inclusive of fries and beverage; house made fries, steamed or creamed "sides"; and desserts. Standard alcoholic beverages as well as selection of blended specialty drinks are offered.

     o The average check, exclusive of tax/tip, is anticipated to be $8.50 at lunch and $17.50 at dinner. Lunch and dinner will be served seven days (with a target of 17 table turns) per week and will be location sensitive.

     o A typical Spencer's should range in size from 6,000 to 8,000 square feet with 150 to 250 seats with a 175 seat average. It is intended that the Spencer's will be built according to a retrofit construction strategy. As a result, each Spencer's is expected to have a somewhat different layout. The interior image and trade dress, however, is intended to be consistent. The first Spencer's will be located in Danbury, Connecticut, opened November 3, 1999 in a 7,200 square foot former Howard Johnson's restaurant building.

     o Total investment to open a Spencer's is estimated to be approximately $700,000 inclusive of retrofit expenses and exclusive of capitalized lease costs, with an estimated 3:1 annual sales to investment ratio.

     o   Spencer's   menu  and  unit   economics   are  intended  to  facilitate
         replication in multi-regional area development hubs through Company owned and potentially franchised operations.

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

Growth Strategy

         The Company's growth strategy is to open new Company-owned Spencer's restaurants by converting existing restaurants to the Spencer's concept. In developing the Spencer's format, there will be an emphasis on objective standards, so that the format and operating procedure can be readily duplicated. The Company plans to cluster new restaurants in existing metropolitan markets, which, management believes, will enhance supervisory, marketing and distribution efficiencies.

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

Franchise Activities

         The Company presently franchises Ottomanelli's Cafe(R). The operation involves one restaurant with nominal royalty revenues. No franchises have been sold during the past approximately five years. The Company has determined not to expand such operations. The Company may determine to franchise the Spencer's concept through area development agreements once several prototype restaurants are established and operating in a profitable manner, but there can be no assurance as to if or when any franchising program would be commenced for Spencer's restaurants.

Trademarks

         The Company is presently the licensee of Rattlesnake(R) and Ottomanelli's Cafe(R). Rattlesnake(R) is licensed from a non-affiliated person under an agreement expiring in or about the year 2000, with a right of renewal, and requiring minimum royalty payments of $5,000 per year. The Company has determined to not maintain nor ultimately renew its Rattlesnake license. Ottomanelli's Cae(R) is licensed from a corporation, the capital stock of which is owned by Nicolo and Joseph Ottomanelli, with a term co-extensive with the licensor's rights and for no separate consideration, entered into as part of the merger transaction between such persons and the Company (see "Certain Transactions").

         The Company has filed an application with the United State Patent and Trademark Office ("PTO") to trademark Spencer's. There can be no assurance as to the opposition to these filings by the PTO and/or third parties, or if or when the trademarks would be granted to the Company. Names and marks similar to the trademarks of the Company may be used by third parties in certain limited geographical areas. Such third party use may prevent the Company from licensing the use of its service marks for restaurants in such areas. The Company intends to protect its trademarks by appropriate legal action whenever necessary.

Government Regulation

         The Company is subject to various federal, state and local laws affecting its business. In addition, each of the Company's restaurants will most likely be subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Most municipalities in which the Company's restaurants will be located require local business licenses. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The Company is also subject to Federal and state environmental regulations, but such regulations have not had a material adverse effect on the Company's operations to date.

         Approximately ten to twenty percent of the Company's restaurant sales is anticipated to be attributable to the sale of alcoholic beverages. Each restaurant, where permitted by local law, will require appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine and in some states or localities to provide service for extended hours and on Sunday. Each restaurant requires food service licenses from local health authorities. The failure of a restaurant to obtain or retain liquor or food service licenses could adversely affect, or in an extreme case, terminate its operations. However, each restaurant is expected to operate in accordance with standardized procedures designed to assist in compliance with all applicable codes and regulations. The Company is subject in the states in which it operates restaurants and proposes to operate restaurants, to "dram-shop" statutes or judicial interpretations, which generally provide a person injured by an intoxicated person the right to cover damages from an establishment which wrongfully served alcoholic beverages to such person.

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

Employees

         At June 30, 1999, the Company employed approximately 39 persons, 4 of whom were home office management and staff personnel, and the remainder of whom were restaurant personnel employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

Forward Looking Statements

         The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to: the Company's history of losses and cash flow deficit; existing indebtedness and adverse litigation; the development and implementation of a new restaurant format and menu, and the leasing and development of a chain of restaurants; dietary trends; competition; ability to manage growth; quality control and customer service aspects of the Company's business; limited manufacturing and warehouse facilities; ability to obtain and maintain NASDAQ listing; government regulation and other factors affecting the food service industry; trademark and service marks; insurance and potential liability; control by management; the Penny Stock Rules and liquidity of the Company's Common Stock, that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. Such factors, which are discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to financial statements, as well as unanticipated problems, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods expressed herein. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Risk Factors

         Operating Losses; Future Operating Results. The Company has a history of losses since its inception in 1993. As of the end of its June 30, 1999 fiscal year, losses aggregated $18,777,090 including losses of $3,352,035 and $3,236,039 for its fiscal years ended June 30, 1999 and June 28, 1998, respectively. The Company's future profitability will depend upon, among other things, the Company's ability to generate a level of revenues sufficient to offset its cost structure in addition to reducing its operating costs on a per location basis. The Company believes that generation of that level of revenues is dependent upon the timely opening of restaurants and achieving and maintaining market acceptance. There can be no assurance that the Company will achieve significantly increased revenues or maintain profitable operations.

         Significant Capital Requirements; Need for Additional Financing; Indebtedness. The Company's capital requirements have been significant and its cash requirements have been exceeding its cash flow from operations (at June 30, 1999, the Company had working capital of $581,830) due to, among other things, costs associated with the prior development and operation of its Rattlesnake(R) Southwestern Grill restaurants and the Company's proposed modified and expanded operations. As a result, the Company has been dependent upon sales of its equity securities and loans to finance its working capital requirements. The Company is dependent upon the proceeds of the Offering to initially finance its proposed expansion. Based on the Company's current proposed plans and assumptions relating to the implementation of its expansion strategy, the Company anticipates that the net proceeds of the Offering, together with anticipated cash flow from operations and equipment, food vendor and landlord financing, will be sufficient to satisfy its contemplated cash requirements through July 2000. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, construction delays or other difficulties) or the proceeds of the Offering otherwise prove to be insufficient to fund operations and implement the Company's proposed expansion strategy, the Company could be required to seek additional financing sooner than anticipated. The Company has no current arrangements with banks or otherwise with respect to, or potential sources of additional financing, and it is not anticipated that any officers, directors or stockholders will provide loans to the Company.
Consequently there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring it to curtail its expansion efforts. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders. At June 30, 1999, short term debt and liabilities totaled $1,794,205 and long term debt totaled approximately $242,504. At June 30, 1999, $35,839 of the Company's outstanding notes payable were past due and in default. There can be no assurance that cash flow from operations will be sufficient to repay remaining indebtedness and trade payables.

         Litigation. The Company is a party defendant to certain material litigations. If such litigations are concluded on relatively unfavorable terms, the litigations could have a material adverse effect on the Company and its prospects. (See "Legal Proceedings".)

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

         Menu Emphasis on Steak and Shrimp. The focus of the Company's restaurant expansion will be on a menu featuring mid-priced steaks and a variety of shrimp selections (as well as other foods). Although the Company believes that this menu will prove attractive, it is very limited in relation to the variety of foods served in a "full menu" restaurant. Accordingly, if these menu items do not prove attractive, the Company will be adversely affected and would have to restructure its menu, with the attendant costs and loss of momentum resulting from a second start up effort.

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

         Limited Insurance Coverage. At the present time, the Company carries limited liability insurance and casualty insurance and effective July 15, 1999 retroactive to February 17, 1999, an officer/director liability insurance policy as well. The Company did not have such insurance during the period from January 1998 to such date. The Company maintains health insurance for its management personnel. The Company intends to periodically upgrade its insurance coverage, but there can be no assurance as to when upgrades will be effected and as to any claims which may be made, or to the impact of the same.

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

         Uncertainty of Protection of Proprietary Information. The Company's business prospects will depend in part on the Company's ability to develop favorable consumer recognition of the Spencer's name. Although the Company has applied for trademark registration for use of the Spencer's name by the United States Patent and Trademark Office, there can be no assurance that: (i) the Company's registrations will be issued and will not violate the proprietary rights of others or that the Company's trademarks would be upheld; or (ii) that the Company would not be prevented from using its trademarks, if challenged, any of which could have an adverse effect on the Company. In addition, the Company will rely on trade secrets and proprietary know-how, and will employ various methods, to protect its concepts and recipes. However, such methods may not afford adequate protection and there can be no assurance that others will not independently develop similar know-how or obtain access to the Company's know-how, concepts and recipes. The Company does not maintain confidentiality and non-competition agreements with all of its executives, key personnel or suppliers. There can be no assurance that the Company will be able to adequately protect its trade secrets. In the event competitors independently develop or otherwise obtain access to the Company's know-how, concepts, recipes or trade secrets, the Company could be adversely affected.

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

         No Dividends. The Company has never paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, except for possible cash dividends on the Preferred Shares. The Company accrued dividends on the Series B preferred shares as of June 30, 1999 with an approximate value of $198,846. In September 1999, the Company issued 7,954 shares of Series B Preferred Stock to satisfy this obligation. The Company currently intends to retain any and all earnings for use in connection with the expansion of its business and for general corporate purposes. The declaration and payment of future cash dividends, if any, will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements future prospects, and other factors deemed relevant by the Board of Directors.

         Shares Eligible for Future Sale. On June 30, 1999, the Company had approximately 200,000,000 shares of Common Stock outstanding (assuming conversion of convertible securities but no exercise of any warrants or options), of which approximately 15,000,000 shares of Common Stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). All of the remaining shares of Common Stock outstanding are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act and all of such restricted shares will become eligible for sale, pursuant to Rule 144, at the present time or later, but in no event later than one year from the date hereof, subject to the agreements set forth below. The Company has filed a registration statement under the Securities Act of 1933 including substantially all of the restricted securities which may be issued upon the conversion of convertible securities and the exercise of options and warrants (approximately 300,000,000 shares of common stock). It is anticipated that such registration statement will become effective in or about January 2000. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or even the availability of such shares for sale will have on the market prices prevailing from time to time. The substantial amounts of Common Stock that may be sold in the public market once such registration statement is effective is likely to adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities at future dates.

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

         Failure to List Common Stock on NASDAQ Small Cap or National Market System; Risks Relating to Low-Prices Stocks. The Company will seek to list the Common Stock on NASDAQ Small Cap or National Market System as soon as deemed practical. The Company would have approximately 300,000,000 shares of Common Stock outstanding, assuming conversion of all convertible securities and the exercise of all outstanding options and warrants (of which there can be no assurance). It would be necessary for the Company to seek authorization from its stockholders for a Common Stock combination (i.e. a reduction in the outstanding number of shares of Common Stock) to achieve a market price which will enable the Company to obtain a NASDAQ listing. If approved, this could sharply reduce the number of shares of Common Stock outstanding (and the number of shares owned by any stockholder). There are also stringent net worth requirements that the Company does not currently meet, and may not meet in the future. The failure to meet listing or maintenance criteria will result in the failure to effect the listing of the Company's Common Stock on NASDAQ, and trading, if any, in the Company's Common Stock would be limited to the non-NASDAQ Bulletin Board market. As a result, there could be a significant lack of liquidity, and an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's Common Stock.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Properties

     The Company's principal office is located at 106 Federal Road, Danbury, Connecticut 06810 at the location of its first Spencer's Restaurant.

         At  June  30,   1999,   the  Company   operated   its  only   remaining
Rattlesnake(R) Southwestern Grill restaurant as follows:

           Location               Size/Seating         Lease Expiration

           South Norwalk, CT      3,270 sf/120         May 2002


         106 Federal Road Restaurant Corp., a wholly-owned subsidiary of the Company purchased the Danbury, Connecticut Rattlesnake Southwestern Grill restaurant (which was closed June 22, 1998) and the underlying real estate on April 15, 1999 for conversion to the Spencer's prototype, and opened November 3, 1999. The size and seating of the restaurant are 7,200 square feet and 175 seats, respectively.

ITEM 3. LEGAL PROCEEDINGS.

         At June 30, 1999, the Company was engaged in certain material litigation as follows:

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

         Plaintiff's claims are arguably covered by one or more of RVIs' insurance policies. Farmington Casualty Company (Travelers Property Casualty is successor in interest to Aetna Property and Casualty who was successor in interest to Farmington Casualty Company) and Insurance Company of Greater New York retained counsel to defend Rattlesnake under a reservation of rights. The third insurance carrier, Public Service Mutual denied coverage. Greater New York and Farmington have continued to prosecute the appeal under a reservation of rights. RVI has advised all three insurance companies that it intends to pursue its rights in an action for damages and declaratory relief against them in the event that the appeal is unsuccessful and the insurance carriers refuse to provide coverage for plaintiff's claims.

         Settlement negotiations are ongoing during the appeal process.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In February 1999, the holders of a majority of the issued and outstanding shares of the Company's Common Stock, by written consent in lieu of a meeting pursuant to Section 228 of the DGCL, adopted an amendment to the Company's Certificate of Incorporation, increasing the Company's capitalization. As a result of this amendment to the Certificate of Incorporation, the Company is authorized to issue a total of 405,000,000 shares, of which 400,000,000 are shares of Common Stock and 5,000,000 shares of Preferred Stock.

         In September 1999, the holders of a majority of the issued and outstanding shares of the Company's Common Stock by written consent in lieu of a meeting pursuant to Section 228 of the DGCL adopted an option plan providing for incentive stock options and non-incentive stock options for employees and non-employees, under which options may be granted for a total of 25,000,000 shares of common stock and adopted an option plan for the members of the Board of Directors under which options may be granted for a total of 10,000,000 shares of common stock.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The high and low bid quotations for fiscal years 1998 and 1999 for the Common Stock on the NASDAQ SmallCap Market (until September 1997) and the NASDAQ Bulletin Board (thereafter), is as follows (fractions converted to approximate decimal values):

                                                          BID
         Fiscal Year 1998                            Low      High

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

         As of the close of business on June 30, 1999, there were 164 holders of record of the Common Stock. The Company has paid no dividends on its common stock for the last three years and does not expect to pay such dividends in the future.

Description of Securities

      Authorized Capital Stock

         As of June 30, 1999, the Company's authorized capital stock consisted of 400,000,000 shares of Common Stock, par value of $.001 per share; 5,000,000 shares of preferred shares, of which 500,000 are designated Series B Preferred Shares. As of June 30, 1999, there were 29,979,013 shares of Common Stock issued and outstanding (not including shares of Common Stock issuable upon conversion of convertible securities, or exercise of options and warrants) and 328,563 shares of Series B Preferred Stock issued and outstanding.

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

         Conversion of Preferred Shares. The Preferred Shares will be convertible, at the option of the holder at any time after November 1999, at a conversion price initially equal to $0.05 per share of Common Stock. The conversion rate will be reduced by 10% per month for each month the Company fails to comply with its obligation to process a registration statement (see below). In the case of a consolidation or merger of the Company with or into any other corporation, or in case of any sale or transfer of substantially all the assets of the Company, a holder of Preferred Shares will be entitled to receive on conversion the consideration which the holder would have received had he converted immediately prior to the occurrence of the event. The conversion price is subject to the adjustments on the terms set forth in the Certificate of Designation. The outstanding Preferred Shares may, at the option of the Company, be converted, with no action on the part of the holder, if, at any time after February 2000, the Common Stock into which the same is converted is registered under the Securities Act and the closing bid price of the Common Stock for twenty (20) consecutive trading days is at least four time the conversion price ($0.20 based on the initial conversion price of $0.05).

         Filing of Registration Statement. On August 16, 1999 the Company filed a Registration Statement under the Securities Act of 1933, as amended (the "Act"), covering the shares of Common Stock issuable upon conversion of the Preferred Shares sold in the Offering, and is required to use its best efforts to cause such Registration Statement to be declared effective. In the event the Company fails to use its best efforts to have such Registration Statement declared effective within ninety (90) days thereafter, the conversion price will be automatically reduced by 10% for each month of such failure, and the dividend rate on the Preferred Shares will be increased to 14% per annum from issuance. All expenses incurred in any registration of the holder's shares of Common Stock will be paid by the Company; provided, however, that the Company will not be liable for any discounts or commissions to any underwriter, any stock transfer taxes incurred in respect of shares sold by the offering holders, or for any legal fees and expenses to effect the sale of the respective holder's shares. The holders and the Company will indemnify each other for certain liabilities under the Act.

         Dividends. Holders of Preferred Shares are entitled to receive, semi-annual dividends at the rate of 8% per annum, before any dividends may be paid with respect to the Common Stock, which shall be paid in cash or Preferred Shares at the election of the Company. If there is a failure to pay dividends, then the Placement Agent, on behalf of such holders, has the right to designate one director to the Company's Board. In addition, if the Company fails to comply with its obligations to process the Registration Statement (see above), the dividend rate will increase to 14% per annum from issuance. The Company declared and accrued Preferred Share dividends for the quarterly period ended June 30, 1999, with a valuation of $198,846 which was paid in September 1999.

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

         Voting Rights. The Preferred Shares are non-voting (however, the shares of Common Stock into which the Shares are convertible will be entitled to one vote for each share). The Preferred Shares will have certain additional voting rights provided by law and/or the Certificate of Designation. The Company may not, without the consent of the majority of the holders of the then outstanding Preferred Shares, voting as a class (i) alter, amend, or modify the authorizing resolution or Certificate of Designation creating the Preferred Shares; (ii) adversely affect rights or preferences of the Preferred Shares; or (iii) issue any stock that ranks in liquidation equal or senior to the Preferred Shares.

Warrants

         The following chart provides a summary with respect to the warrants granted by the Company which are outstanding as of June 30, 1999:

------------------------------- --------------------------------------
Number of Warrants                           110,000,000
------------------------------- --------------------------------------
Price Range of Warrants                    $0.05 to $16.00
------------------------------- --------------------------------------

Series A Convertible Preferred Shares

         At June 28, 1998, the Company had 56,500 shares of Series A Preferred Shares outstanding. Based on a prior exchange offer and acceptance, these shares were exchanged with the Company in February 1999 for 55,370 Series B Preferred Shares, and retired by the Company.

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

         The Company's original strategy of aggressive growth, utilizing a low cost Rattlesnake Southwestern Grill restaurant concept adaptable to different leasehold configurations in a short construction timetable, met with significant difficulty, particularly in the areas of inconsistent operational performance of newer units. As a result, the Board of Directors voted in January 1997 to adopt a revised business plan (the "Cost Reduction Plan") that focused on profitability of existing restaurants and the closing of marginal restaurants.

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

         At June 30, 1999, The Rattlesnake Holding Company, Inc. was the parent corporation of one operating subsidiary company, Rattlesnake Ventures, Inc., operating a Rattlesnake Grill in South Norwalk, Connecticut and the parent corporation of one subsidiary company, 106 Federal Road, owner of the site at which the Company opened its first Spencer's restaurant November 3, 1999.

Fiscal Year Ended June 30, 1999 as Compared with Fiscal Year Ended June 28, 1998

      Net restaurant sales decreased 56.7% to $1,627,245 in fiscal 1999 from $3,761,300 in fiscal 1998. The decrease in net restaurant sales resulted from the closing of the Danbury, CT and Flemington, NJ restaurants. In fiscal 1999, the Company generated a net loss of $3,352,035 as compared to a net loss of $3,236,039 in fiscal 1998, an increase of $115,996.

      The increased loss was attributable to a combination of several factors including; $1,533,000 increase in selling, general and administrative expenses attributable to a $1,075,000 charge incurred for the issuance of warrants to Mr. Frank and increased professional fees; a litigation charge of $225,000 relating to a verdict in an action brought by an owner of an apartment above the South Norwalk restaurant; a $1,100,000 reduction in losses on closure of restaurant sites and impairment charges and a $512,429 extraordinary gain in 1999 on the extinguishment of debt.

      Restaurant Sales

      Gross restaurant sales decreased 56.4% to $1,696,679 in fiscal 1999 from $3,888,643 in fiscal 1998. The decrease in restaurant sales resulted from the decrease in number of operating restaurants during the fiscal year 1998 period due to the closure of the Danbury, Connecticut and Flemington, New Jersey restaurants, and lack of working capital to adequately support restaurant operations. Same store sales for comparable periods for fiscal year ended June 30, 1999 decreased by $78,252.

      Promotional Sales

      Promotional sales decreased from $127,343 in fiscal 1998 to $69,434 in fiscal 1999. This decrease is attributed to a reduction in the number of restaurants operating during the period. Promotional sales have increased as a percentage of gross sales in fiscal 1999 to 4.1% from 3.3% in fiscal 1998. This increase as a percentage of sales is the result of increase usage of discount dining services.

      Food and Beverage Costs

      Food and beverage costs increased as a percentage of net restaurant sales at 38.2% in fiscal 1999 and 32.6% in fiscal 1998. The percentage increase is attributable to inefficiencies of the Flemington unit closed in November 1998. The cost of food and beverage sales decreased to $621,595 for fiscal 1999, as compared with $1,225,982 for fiscal 1998, resulting from the reduction in the number of restaurants operating during the period.

      Restaurant Salaries and Fringe Benefits

      Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $662,343 in fiscal 1999 as compared to $1,322,119 in fiscal 1998. This decrease is attributable to the operation of fewer restaurants during fiscal 1999. As a percentage of net sales, these costs increased to 40.7% in fiscal 1999 from 35.2% in fiscal 1998, principally due to allocating management salaries over a smaller restaurant base.

      Occupancy and Related Expenses

      Occupancy and related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $485,200 in fiscal 1999 from $1,072,796 in fiscal 1998. As a percentage of net restaurant sales, these costs increased to 29.9% in fiscal 1999 from 28.5% in fiscal 1998. The decrease in actual occupancy costs is attributable to a reduction in the number of units operating during the period.

      Depreciation and Amortization Expense

      Depreciation and amortization expenses decreased as a percentage of net restaurant sales to 2.7% in fiscal 1999 from 8.3% in fiscal 1998. These expenses decreased to $44,096 in fiscal 1999 from $314,017 in fiscal 1998. This decrease is primarily attributable to the reduction in the number of restaurants which were in operation during fiscal 1999.

      General and Administrative Expenses

      General and administrative expenses increased to $2,812,917 in fiscal 1999 from $1,279,831 in fiscal 1998. This increase is attributable to a $1,075,000 charge incurred for the issuance of warrants to Mr. Frank and increased professional fees.

      Interest Expenses

      Interest  expense  decreased  to $175,248 in fiscal 1999 from  $261,276 in
fiscal  1998.   This  decrease   resulted  from  the  reduction  of  outstanding
indebtedness attributable to debt conversions, principal reductions and forgiveness of debt associated with the private placement of Series B Preferred Stock.

Loss of Closure of Restaurant Sites and Impairment Charges

      The loss on closure of restaurant sites and impairment charges is attributable to: (1) pursuant to the March 1998 agreement to acquire the Ottomanelli Group, additional consideration, due to anti-dilution provisions contained in the agreements, common stock was payable to the Ottomanelli Group shareholders, as a result of the private placement. In February 1999, 5,000,000 shares of common stock were issued pursuant to such anti-dilution provisions, which included a maximum addition which was met. As the Company recorded an impairment charge in fiscal 1998 relating to the termination of the operations of the Ottomanelli restaurants, the fair value of the common stock issued, $250,000 was recognized as a further impairment loss in 1999. (2) A note receivable of $230,000, which was received as partial consideration for the sale of the Company's Fairfield facility, was exchanged with a value assigned of $115,000 in partial satisfaction of a $425,000 note payable and an additional $115,000 loss on restaurant closure was recognized in 1999.

Litigation Award

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

Extraordinary Gain

      The Company has recorded an extraordinary gain on the forgiveness of debt of $512,429 in 1999, principally resulting from a series of debt satisfaction agreements associated with the Company's private placement of Series B Preferred Stock and related settlements with trade creditors.

Subsequent Events

     On July 2, 1999, the Company sold an additional 2,000 shares of its Series B Preferred Stock for a value of $50,000 as part of its Offering.

     On September 9, 1999, the Company formally changed its name with the appropriate authorities to Spencer's Restaurants, Inc.
(symbol: "SPST") from The Rattlesnake Holding Company Inc. (symbol: "RTTL").

      In September 1999, the Company finalized its agreement with the landlord of its previously closed restaurant in Flemington, New Jersey. The agreement completely satisfied all remaining obligations for past due rents, real estate taxes, utilities and outstanding $39,998 note payable. The Company assigned the liquor license in satisfaction of the note payable and issued 4,660 shares of Series B Preferred Stock with a valuation of $116,500 to complete the settlement.

      In September 1999, the holders of a majority of the issued and outstanding shares of the Company's common stock by written consent in lieu of a meeting pursuant to Delaware Law adopted an option plan providing for incentive stock options and non-incentive stock options for employees and non-employees, under which options may be granted for a total of 25,000,000 shares of common stock and adopted an option plan for the members of the Board of Directors under which options may be granted for a total of 10,000,000 shares of common stock.

      In September 1999, the Company paid $198,846 of dividends to the preferred shareholders of record by issuing 7,954 additional shares of Series B Preferred Stock in lieu of cash payments.

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

      Restaurant Sales

      Gross restaurant sales decreased 53% to $3,888,643 for the fiscal year ended June 28, 1998 from $8,265,474 for the fiscal year ended June 29, 1997. The decrease in restaurant sales resulted from the decrease in number of operating restaurants during the fiscal year 1998 period, the closure of the Danbury, Connecticut restaurant, and lack of working capital to adequately maintain and provide the restaurant operations. Store sales for comparable periods for fiscal year ended June 28, 1998 decreased $897,008.

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

      Food and Beverage Costs

      Food and beverage costs increased slightly as a percentage of net restaurant sales at 32.6% in fiscal year 1998 and 31.1% in 1997. The cost of food and beverage sales decreased to $1,225,982 for the fiscal year ended June 28, 1998, as compared with $2,443,860 for the fiscal year ended June 29, 1997. The slight increase is due to menu changes, price increases and the loss of purchasing efficiencies based on fewer restaurants in operation. This decrease as a percentage of sales is the result of the beneficial effects of clustered marketing efforts and shared costs among all of the Company's restaurants.

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

Loss of Closure of Restaurant Sites and Impairment Charges

      In fiscal 1998, the Company performed a further analysis of historical and projected operating results, which reflected a pattern of historical operating losses and negative cash flow, as well as future projected negative cash flow and operating results for fiscal 1999 for its Flemington restaurant. Accordingly, the Company recorded an impairment charge for this restaurant to write-down the impaired asset of $558,282 in fiscal 1998 and contemplated the future closure based upon future operating results.
The restaurant was subsequently closed in November 1998.

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

Seasonality and External Influences
on Quarterly Results

      The Company's sales and earnings reflect the seasonality of the business. Quarterly results have been and, in the future are likely to be, substantially affected by the timing of new restaurant openings. Because of the impact of new restaurant openings, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

      The Company's cash position increased to $2,337,675 during the year ended June 30, 1999, principally as a result of the proceeds of a private placement of common stock, the proceeds from the sale of a convertible note, which was subsequently converted into common stock, and certain bridge financing arrangements, which were partially offset by operating losses and principal repayments.

      On June 22, 1998, the Company closed its facility in Danbury, Connecticut for renovations; lost its tenancy pursuant to a foreclosure action against its landlord by the mortgage lender; purchased the property for $1,350,000 cash from the prior landlord's mortgage lender via its wholly-owned subsidiary, 106 Federal Road, Inc. on April 15, 1999; 106 Federal Road, Inc. leased it to another Company wholly-owned subsidiary, Federal Road Restaurants, Inc. on April 15, 1999; the Company plans to mortgage its purchase.

      On July 2, 1998, the Company entered into a contract for the purchase of a restaurant facility in New York City for $400,000 in a combination of cash and notes. The Company ultimately chose to not purchase this property.

      On July 3, 1998, the Company entered into a contract for the purchase of a restaurant facility in Greenwich, Connecticut for $400,000 in a combination of cash and notes. The Company ultimately chose to not purchase this property.

      In August 1998, the Company issued a sixty day convertible note in the principal amount of $100,000 at an interest rate of 8% to an investment bank in consideration for professional services rendered. In February 1999, such note was satisfied by conversion into Company equity.

      During the quarter ended September 30, 1998, the Company privately sold 1,100,000 shares of its common stock at $.15 per share for an aggregate of $165,000. In connection with this sale, the placement agent received warrants to purchase 750,000 shares of the Company's common stock at $.15 per share.

      In October 1998, a noteholder of a $100,000 remaining outstanding balance from a $500,000 convertible note due September 4, 1997, with unpaid accrued interest of approximately $90,000, accepted common stock with a fair value of $100,000 in exchange for the forgiving of all outstanding obligations. Accordingly, the Company has recorded an extraordinary gain of $88,950 in fiscal 1999.

      Between October 1998 and December 1998, the Company entered into private financing arrangements with three individuals to provide $150,000 of bridge financing at 16% interest per annum, plus warrants, with due dates of the earlier of the closing of the proposed private placement or ninety (90) days, respectively. These debts were satisfied by payment of cash and conversion to Company equity at the initial closing of the Offering.

     In December 1998, certain management personnel deferred a portion of their salary pending completion of the Offering. This debt was satisfied by payment of cash and conversion to Company equity at the initial closing of the Offering.

      In connection with the private placement, the Company sold 236,279 of Series B Preferred Stock at $25 per share, generating gross proceeds of $5,906,975. As part of the private placement, noteholders, including $293,332 Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December 15, 1997, $425,000 note payable matured on January 2, 1997, $11,709 note payable matured in February 1998, $190,000 note payable matured on December 31, 1997, $150,000 notes payable matured on May 31, 1998, $270,828 Series B subordinated notes payable due July 2, 2000, $50,000 notes payable matured on October 31, 1998, $100,000 note payable matured on August 31, 1998 and $150,000 notes payable matured on February 1, 1999, such obligations aggregating $1,640,869 and all of which were in default, including accrued and unpaid interest of approximately $428,500, entered into a series of debt satisfaction agreements, whereby in exchange for cash payments, the issuance of 2,200,000 shares of common stock with a fair value of $0.05 per share, the issuance of 29,645 shares of Series B Preferred Stock at $25 per share and to the mortgage holder of the Fairfield facility, a discounted note receivable arising from the sale of the Fairfield property with a fair value of $115,000, all of the above-mentioned indebtedness was extinguished. Additionally, the Company entered into a series of settlement agreements, whereby various creditors accepted cash payment of $84,811 and 446,714 shares of common stock in exchange for the release of trade obligations. As a result of these transactions, the Company recognized an extraordinary gain on the forgiveness of debt of $423,479 in fiscal 1999.

      In connection with this financing, the holders of 56,500 shares of Series A Preferred Stock exchanged their holdings for 55,370 shares of Series B Preferred Stock and waived the payment of accumulated dividends of $259,545.

      The preferred shares will be convertible, at the option of the holder at any time after November 1999, at the conversion price initially equal to $0.05 per share of common stock. The conversion rate will be reduced by 10% per month for each month the Company fails to comply with its obligation to process, a registration statement.

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

      Holders of the preferred shares are entitled to receive, semi-annually, dividends at the rate of 8% per annum before any dividends may be paid with respect to the Common Stock, which shall be paid in cash or preferred shares at the election of the Company. If there is failure to pay dividends, the Placement Agent, on behalf of such holders, has the right to designate one director to the Company's Board. In addition, if the Company fails to comply with its obligations to file and process a Registration Statement, the dividend rate will increase to 14% per annum from issuance.

      At June 30, 1999, the following obligations are past due and in default; $18,750 of Series C subordinated notes payable, matured in August 1997, a $2,089 subordinated note payable matured in August 1996 (the Company has been unable to locate either noteholder); and a $15,000 note payable relating to the acquisition of a lease (subsequently satisfied).

      At June 30, 1999, the Company had available a net operating loss carry forward (NOL) for Federal and State income tax purposes of approximately $17,331,000, which are available to offset future taxable income, if any, before 2013. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change"), will place an annual limit on the Company's ability to utilize its existing NOL carry forwards to offset taxable income in current and future periods. The Company believes that ownership changes have occurred and will cause the annual limitations to apply. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carry forwards.

      Management believes that the finalization of its Cost Reduction Plan, the launch of its new restaurant concept Spencer's and its $6,000,000 private placement financing will enable the Company to achieve profitable operations and restore liquidity. However, no assurance can be made regarding achievement of the goals outlined in the strategic plan as outlined above, or if such plans are achieved, that the Company's operations will be profitable.

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

      The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. As of June 30, 1999, the Company has fully completed its assessment of all internal systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems will not be significantly affected, particularly the general ledger, and inventory systems. The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products or services. In addition, the Company has begun to gather information about the Year 2000 compliance status of its external agents and continues to monitor their compliance. To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. The Company has requested from First Union bank an assessment of the extent of the bank's Year 2000 compliance. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially and adversely impact the Company. The effect of non-compliance by external agents is not determinable.

      In the event the Company's computer systems are materially adversely affected by the Year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts. However, the Company believes that the most likely worst case scenario is that there will be some localized disruptions of systems that will affect individual facilities or services for a short time rather than systematic or long-term problems affecting its business operations as a whole. In such event, the Company has contingency plans for certain critical applications and is working on plans for others. These contingency plans involve, among other actions, increasing inventories, and adjusting staffing strategies.

ITEM 7. FINANCIAL STATEMENTS.

The information required by this item is incorporated by reference to the Company's financial statements. See Pages F-1 to F-30.

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

      NAME                        AGE                          POSITIONS

Kenneth Berry                      46                President, CEO and Director

Stephan A. Stein                   47                Consultant, Secretary and
                                                     Director

Nicolo Ottomanelli                 57                Senior Vice President and
                                                     Director

Frank T. Ferro                     47                Vice-President, CFO and
                                                     Treasurer
-------------------------

Shelly Frank*                      54                Consultant and Director

A.G. (Sandy) Rappaport*            50                Consultant and Director

          * Messrs. Frank and Rappaport are anticipated to join the Company's Board of Directors, with Mr. Frank to serve as Chairman, at such time as the Company finalizes its officers and directors insurance and upon the resolution of certain other matters. See "Agreements with New Management".

          Kenneth Berry From 1997 until February 1999, Mr. Berry was a Director of Operations for Briad Group, a $75 million per year multi-unit restaurant operations company in the Metro-New York area operating primarily Wendy's and TGIF Friday's restaurants. From 1989 to 1996, Mr. Berry was a principal in the Kerry Organization, which acquired and operated Roy Rogers Restaurants in Connecticut, during which period he served on the Board of the Roy Rogers National Franchisee Advisory Council. Prior to that, and from 1985 to 1989, Mr. Berry was a Regional Vice-President of Operations for KFC National Management Company, a PepsiCo subsidiary. Mr. Berry attended Pace University.

          Stephan A. Stein Mr. Stein has been a Director of the Company since 1996 and served as its Acting Chairman from inception of the 1997 Cost Reduction Plan until the Initial Closing of the Offering. Mr. Stein was a Managing Director of the Corporate Finance Department of Commonwealth Associates, until May 31, 1999. Prior to joining Commonwealth Associates, and from 1977 to 1996, Mr. Stein had broad based transaction and business management experience, initially as a practicing attorney in New York City and thereafter as a principal of various food-service related companies involved in manufacturing, distribution, retailing and franchising, both domestically and internationally. Mr. Stein has a B.A. degree in economics from Ohio State University and a Juris Doctor degree from The Vermont Law School.

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

          Frank T. Ferro From 1997 until February 1999, Mr. Ferro was employed by Deloitte and Touche, LLP as a special projects financial and tax accountant. From 1995 to 1997, Mr. Ferro was a financial and tax consultant for Royal Par Industries. From 1991 to 1994, Mr. Ferro was CFO for CAT Entertainment, a New York City based restaurant turnaround company.
Mr. Ferro is a CPA and has B.S. and MBA degrees from St. John's University.

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

           A.G.   (Sandy)   Rappaport  Mr.  Rappaport  is  currently  a
co-owner and development partner of R&A Food Services, L.P., the master franchise of Boston Market for the State of Florida and a development partner of Einstein's Bros. Bagels, for which he has opened more than 150 locations combined. Mr. Rappaport was president of the first franchise and a development partner of the Outback Steakhouse concept. Mr. Rappaport also engages in investment activities. Mr. Rappaport has a Masters degree from the University of South Florida and is an Advisory Board Member of the University as well.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth as of June 30, 1999 the cash compensation paid by the Company, as well as any other compensation paid to or earned by the President of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the three most recent fiscal years:


Summary Compensation Table
    Name of Individual                                                           Stock            Long-Term
  and Principal Position         Year           Salary          Bonus        Compensation       Compensation
---------------------------- ------------- ----------------- ------------- ------------------ ------------------

Kenneth Berry,                   1999         $29,535        $30,000             ---                 ---
 President                       1998*        $   ---            ---             ---                 ---
                                 1997*        $   ---            ---             ---                 ---

Nicolo Ottomanelli,              1999        $119,992            ---           $75,236               ---
 Senior Vice President           1998        $ 69,230            ---             ---                 ---
                                 1997**      $    ---            ---             ---                 ---

Stephan A. Stein,                1999         $90,550            ---          $114,867               ---
 Secretary                       1998         $53,519            ---             ---                 ---
                                 1997         $86,250            ---             ---                 ---
-------------
     *  Mr. Berry was not employed by the Company in fiscal years 1998 and 1997.
     ** Mr. Ottomanelli was not employed by the Company in fiscal year 1997


Executive Compensation

         The following table sets forth information with respect to the compensation of the Company's officers for the fiscal year ended June 30, 1999:

Name                                                        Compensation
Kenneth Berry (1)                                                $59,535

Nicolo Ottomanelli (2)                                          $195,238

Stephan A. Stein (3)                                            $205,417

Frank Ferro (4)                                                  $12,633

Louis Malikow(5)                                                 $56,500



1. Kenneth Berry is being compensated under a three year employment agreement which commenced March 31, 1999, providing for payments of $3,958.33 twice monthly. In addition, a signing bonus of $30,000 was provided as part of his compensation package.
     See "Agreements with New Management below".

2. Nicolo Ottomanelli was compensated under an employment agreement entered into in March 1998 and terminating in 2002 pursuant to which he was to receive a salary of $150,000 per annum. The Company and Nicolo Ottomanelli amended his employment agreement effective February 1999 to reduce the fixed compensation to $85,000, to make him a participant in the Company's incentive bonus program and to provide a payment of $25,000 in early 1999. Mr. Ottomanelli received payments of $119,992 during fiscal 1999 for current and deferred salary. The Company also issued 1,504,720 shares of common stock with a value of $75,236 to satisfy other deferred salary not compensated for in cash.

3. A corporation wholly owned by Mr. Stein, SAS Ventures, Inc. entered into a 1996 consulting agreement with the Company under which it is to provide his services to the Corporation. The agreement was amended in March 1997 and
     May 1998 and expires in 2001. The consulting fee under the agreement is $6,250 per month. In addition, Mr. Stein was granted the common stock and warrants described in "Security Ownership of Certain Beneficial Owners and Management". Mr. Stein received approximately $90,550 in cash payments for the current and deferred portion of his consulting contract. The Company issued 500,000 shares of common stock with a value of $25,000 to Mr. Stein for services rendered. Mr. Stein also received approximately 1,664,000 shares of common stock with a value of $83,200 to compensate him for his deferred portion of consulting fees not paid in cash. The Company issued warrants in the amount of $6,667 as part of his consulting agreement.

4. Frank Ferro is being paid under a three year employment agreement which calls for an annual salary of $52,000 payable for year one. See "Agreements with New Management below".

5. Mr. Malikow, a Director since 1995, acted as Co-CEO with Mr. Stein during the 1997 Cost Reduction Plan period authorized by the Board of Directors and received cash and warrants in consideration of services provided. Mr. Malikow resigned his position with the Company effective February 17, 1999. Mr. Malikow received 880,000 shares of common stock with a value of $44,000 and $12,500 in cash.

Agreements with New Management

     In fiscal 1999, the Company entered into a three year advisory service agreement, as revised, with Mr. Shelly Frank. Mr. Frank's agreement does not obligate him to also serve as a director or Chairman of the Board of Directors until the Company obtains at least $10 million of officer/director liability insurance and certain other conditions are satisfied. Mr. Frank's agreement is terminable by Mr. Frank without recourse by the Company. Mr. Frank will receive no regular compensation but will be entitled to participate in the Company's performance bonus plan. Mr. Frank may receive consulting compensation prior to commencing as Chairman of the Board of Directors. In addition, Mr. Frank was granted the warrant described in "Security Ownership of Certain Beneficial Owners and Management".

      In fiscal 1999, the Company entered into a three year employment agreement, as revised, with Kenneth Berry which commenced on March 31, 1999, providing for fixed compensation of $95,000 a year, a signing bonus of $30,000, participation in the Company's performance bonus plan, and receipt of $250,000 of term life insurance coverage. In addition, Mr. Berry was granted the warrant described in "Security Ownership of Certain Beneficial Owners and Management".

      In fiscal 1999, the Company entered into a three year employment agreement, as revised, with Frank T. Ferro providing for fixed compensation of $52,000 in year one, with a time allowance in year one to complete certain projects, and commercially standard compensation for full time services to be determined for years two and three. Mr. Ferro has also been granted options to purchase Common Stock as follows: 100,000 vesting at close of year one; 100,000 vesting at close of year two; 100,000 vesting at close of year three at the exercise price of $.05, with additional options to purchase 200,000 shares, exercisable at the close of each years two and three.

      In fiscal 1999, the Company entered into a three year advisory service agreement with A. G. (Sandy) Rappaport providing for certain consultative services on an as need basis and providing for compensation of $12,000 per year plus the warrant described in "Security Ownership of Certain Beneficial Owners and Management".

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

Stock Option Plans

         1994 Employees Stock Option Plan

         In December 1994, the Company adopted the 1994 Employees Stock Option Plan (the "Employees Plan"), which provides for the issuance of incentive stock options (ISO's) and non-qualified options (Non-ISO's) to officers and key employees. Up to 1,000,000 shares of the Company's common stock have been reserved for issuance under the Plan. The Plan is currently administered by the Board of Directors of the Company. The term of the options is generally for a period of 5 years. The exercise price for non-qualified options outstanding under the Employees Plan can be no less than 100% of the fair market value, as defined, of the Company's common stock at the date of the grant. For ISO's the exercise price can be generally no less than the fair market value of the Company's common stock at the date of the grant, with the exception of any employee who prior to the granting of the option, is a 10% or greater stockholder as defined, for which the exercise price can be no less than 110% of the fair market value of the Company's common stock at the date of grant. There are presently approximately 1,000,000 shares available for option under the Employees Plan. The Company anticipates terminating this plan during fiscal 2000.

         1994 Director Plan

         In December 1994, the Company adopted the non-Executive Director Stock Option Plan (the "Director Plan"), which provides for the issuance of non-ISO's to non-executive directors, as defined, and members of any advisory board established by the Company who are not full-time employees of the Company. The Company has reserved 500,000 shares for issuance under the provisions of the Director Plan. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 25,000 shares upon joining the Board of Directors and 15,000 shares on each December 1 thereafter, provided such person has served as a director for the 12 months immediately prior to such December 1. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. There are presently 295,000 shares available for option under the Directors Plan. The Company anticipates terminating this plan during fiscal 2000.

         1999 Stock Option Plan

         On April 18, 1999, the Board of Directors approved the adoption of the 1999 Stock Option Plan (the "1999 Plan"), subject to the approval of stockholders which was obtained in September 1999, which provides for the issuance of ISOs, Non-ISOs, and stock appreciation rights to officers and key employees of the Company. Up to 25,000,000 shares have been reserved for issuance under the 1999 Plan, which is administered by the Board of Directors of the Company. The term of the options is generally for a period of five (5) years. The exercise price for Non-ISOs outstanding under the 1999 Plan can be no less than 100% of the fair market value as, defined, of the Company's Common Stock on the date of grant. For ISOs, the exercise price can generally be no less than the fair market value of the Company's Common Stock at the date of grant, without the exception of any employee who prior to the option grant, is a 10% or greater stockholder, as defined, for which the exercise price can be no less than 110% of the fair market value of the Company's Common Stock at the date of grant. There are presently no options granted under the 1999 Plan.

         1999 Non-Employee  Directors Stock Option Plan

         On April 18, 1999, the Board of Directors approved the adoption of the 1999 Non-Employee Directors Stock Option Plan (the "1999 Directors Plan"), subject to the approval of stockholders which was obtained in September 1999, which provides for the issuance of non-qualified stock options to non-employee directors of the Company. Up to 10,000,000 shares have been reserved for issuance under the 1999 Directors Plan, which is administered by the Board of Directors of the Company. The term of the options is generally for a period of five (5) years. The exercise price for options outstanding under the 1999 Plan can be no less than 100% of the fair market value as, defined, of the Company's Common Stock on the date of the grant. There are presently no options granted under the 1999 Directors Plan.

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

Name and Address of                Amount and Nature of           Percentage****
Beneficial Owner**                 Beneficial Ownership***
--------------------------------------------------------------------------------
Kenneth Berry                        10,000,000 (1)                  25.3%


Nicolo Ottomanelli                    5,415,749 (2)                  18.1%


Joseph Ottomanelli                    4,271,029 (3)                  14.3%


Stephan A. Stein                      6,151,224 (4)                  18.1%


Frank T. Ferro                             (5)                         *


Shelly Frank*****                    45,000,000 (6)                  60.0%
16 Arrowhead Way
Weston, CT  06883


Andrew Silverman*****                 2,000,000                       6.7%


A.G. (Sandy) Rappaport*****           1,500,000 (7)                   4.8%
c/o Wellington Realty Advisors
11015 North Dale Mabry Highway
Tampa, FL  33618

Commonwealth Associates              15,650,000 (8)                  37.3%
830 Third Avenue
New York, New York 10022

Guy Snowden                           2,254,126 (9)                   7.5%
4080 Ibis Point Circle
Boca Raton, FL 33431


-----------------------------------------------------
All Directors and Officers
as group (5 Persons)                 66,566,973                      73.6%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Transactions

         Nicolo Ottomanelli

         In August 1997, Nicolo Ottomanelli and his brother, Joseph Ottomanelli, entered into a Reorganization Agreement with the Company, whereby they agreed to exchange the stock of certain corporations owned by them for certain shares of Common Stock of the Company and certain warrants. This transaction was closed in March 1998. After amendment to the transaction, the Ottomanellis transferred the stock of (i) a corporation which franchises Ottomanelli's Cafe(R) and (ii) a corporation which operated two restaurants in Paramus, New Jersey (since closed), for a total of approximately 6,975,000 shares of Common Stock (including an estimated 4,152,750 shares of Common Stock issued on account of the 55,370 Preferred Shares, convertible into 6,921,250 shares of Common Stock, exchanged for the outstanding shares of Series A Preferred Shares). In accordance with the agreement, Nicolo Ottomanelli and a designee of Joseph Ottomanelli (who has since resigned) were designated directors, and the Ottomanellis received employment agreements, one of which has been terminated and the other of which has been modified (see "Management--Executive Compensation").

         The Ottomanellis own the outstanding stock of a corporation which licenses the name Ottomanelli's Cafe(R) to the Company. There is no license fee.

         The Ottomanellis own the premises at which the Company's offices were located until December 1, 1998, and at which the Company occupied approximately 600 square feet of space as a month-to-month tenant at a rent of $2,200 per month. The Company believes these terms were at least as favorable to the Company as could have been obtained from a non-affiliated person. Following the Initial Closing, the Company terminated this tenancy without penalty and moved its offices to one of its restaurants.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibit No.       Description

3.1               Form of Restated Certificate of Incorporation of the
                  Registrant (1)

3.1.1             Designation of Preferred Stock (2)

3.1.2 Amendment to Certificate of Incorporation regarding capitalization of Registrant

3.2               By-Laws (1)

4.1               Form of Common Stock Certificate (1)

4.2               Form of Series B Preferred Stock Certificate

10.1              1994 Employee Stock Option Plan (1)

10.2              1994 Non-executive Directors Stock Option Plan (1)

10.3              Employment Agreement with Stephan A. Stein (2)

10.3.1            Revised Employment Agreement with Stephan A. Stein

10.4 Lease Agreement with Jack Cioffi Trust ULWT dated April 15, 1996 together with Exhibits (2)

10.5              Form of Series C Note (2)

10.6 License Agreement by and between Ottomanelli Bros., Ltd. and The Rattlesnake Holding Company, Inc. (3)

10.7 Convertible Subordinated Secured 18% Promissory Note dated March 4, 1997, in favor of J.L.B. of Nevada, Inc.

10.8 Convertible Subordinated Secured 18% Promissory Note dated March 4, 1997, in favor of Michael Lauer

10.9 Reorganization and Stock Exchange Agreement among The Rattlesnake Holding Company, Inc. and Ottomanelli Brothers west, Ltd., Ottomanelli's Cafe Franchising Corp., 34th St. Cafe Associates Inc., Garden State Cafe Corp. (3)

10.10 Modification Agreement to the Reorganization and Stock Exchange Agreement among The Rattlesnake Holding Company, Inc. and Ottomanelli Brothers West, Ltd., Ottomanelli Cafe Franchising Corp., 34th St. Cafe Associates, Inc., Garden State Cafe Corp. and their shareholders, dated February 26, 1998 (3)

10.11 Amendment Agreement among The Rattlesnake Holding Company, Inc. and Ottomanelli Brothers West, Ltd., Ottomanelli
                  Cafe Franchising Corp., 34th St. Cafe Associates, Inc., Garden State Cafe Corp., Nicolo Ottomanelli and Joseph Ottomanelli, dated April 27, 1998 (3)

10.12             Registration Rights Agreement dated February 26, 1997 (3)

10.13             William J. Opper Severance Agreement

10.14             Shelly Frank Consulting Agreement dated as of October 1998 (3)

10.15             Kenneth Berry Employment Agreement dated as of October 1998(3)

10.16             A.G. (Sandy) Rappaport Consulting Agreement dated as of
                  July 20, 1998 (3)

10.17             Frank Ferro Employment Agreement dated as of September 1998(3)

10.18             Stephan A. Stein Consulting Agreement dated as of May 1, 1998
                  (3)

10.18.1 Amendment to Stephan A. Stein Consulting Agreement dated as of March 15, 1997 (3)

10.19             Nicolo Ottomanelli Employment Agreement dated as of
                  February 26, 1998 (3)

10.19.1 Amendment to Nicolo Ottomanelli Employment Agreement dated as of October 1998 (3)

10.20             Form of Shelly Frank and Kenneth Berry Warrants (3)

10.21             Form of Investor Rights Agreement for Subscribers in Offering
                  (3)

10.22             Form of Warrant Issued to Commonwealth Associates in Offering
                  (3)

22                Subsidiary List (2)

27                Financial Data Schedule
------------------------

(1) Previously filed with the Commission with the Company's registration on Form SB-2 (File No. 33-88486)
(2)  Previously  filed  with the  Company's
     10-KSB  for the year  ended  June 30,  1996
(3)  Previously  filed with the
     Company's report on Form 10-KSB for the year ended June 28, 1998.


(b) Reports on Form 8-K

         None.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Spencer's Restaurants, Inc.

                                      By:/s/ Kenneth Berry
                                         --------------------
                                         Kenneth Berry
                                         President, CEO


                                      By:/s/ Frank Ferro
                                         ------------------
                                         Frank Ferro
                                         Vice President, CFO, Treasurer


Dated: November 18, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

            Signature                  Title                     Date
--------------------------------------------------------------------------------

                                       Senior
                                       Vice President
                                       and Director
/s/ Nicolo Ottomanelli
----------------------------------                           November 18, 1999
       Nicolo Ottomanelli


                                       Secretary and
/s/ Stephan A. Stein                   Director
----------------------------------                           November 18, 1999
        Stephan A. Stein


/s/ Kenneth Berry                      Director
----------------------------------                           November 18, 1999
          Kenneth Berry

ITEM 7. FINANCIAL STATEMENTS.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
       (formerly The Rattlesnake Holding Company, Inc. And Subsidiaries )

                   Index to Consolidated Financial Statements


(a)      Report of Independent Auditors......................................F-2

(b)      Consolidated Balance Sheets as of
         June 30, 1999 and June 28, 1998.....................................F-3

(c)      Consolidated Statements of Operations
         for the Years Ended June 30, 1999
         and June 28, 1998 ..................................................F-4

(d)      Consolidated Statements of Stockholders'
         Equity for the Years Ended June 30, 1999
         and June 28, 1998...................................................F-5

(e)      Consolidated Statements of Cash Flows
         for the Years Ended June 30, 1999
         and June 28, 1998...................................................F-7

(f)      Notes to Consolidated Financial Statements..........................F-8

----------------------------------
                                [KPMG LETTERHEAD]



Consolidated Financial Statements

June 30, 1999 and June 28, 1998

(With Independent Auditors' Report Thereon)

                          Independent Auditors' Report


The Board of Directors and Stockholders
Spencer's Restaurants, Inc.:

We have audited the accompanying consolidated balance sheets of Spencer's Restaurants, Inc. and subsidiaries ( formerly The Rattlesnake Holding Company, Inc. and subsidiaries) as of June 30, 1999 and June 28, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the year in the two-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spencer's Restaurants, Inc. and subsidiaries as of June 30, 1999 and June 28, 1998 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Between February 17, 1999 and July 2, 1999, the Company completed a private placement of approximately $6,000,000 of Series B preferred stock. During the private placement, the Company satisfied principally all short and long term debt that was previously in default. Coincident with the private placement, the holders of 56,500 shares of Series A preferred stock exchanged their holdings for 55,370 shares of Series B preferred stock and waived their rights to the unpaid and accumulated dividends. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    KPMG LLP

Melville, New York
October 26, 1999

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
       (formerly The Rattlesnake Holding Company, Inc. And Subsidiaries)
                           Consolidated Balance Sheets
                         June 30, 1999 and June 28, 1998


Assets                                               1999                 1998

Current assets:

     Cash                                        $ 2,337,675            311,328
     Accounts receivable                               9,754             16,831
     Notes receivable, current installments              ---              4,080
     Inventory                                        16,688             29,397
     Prepaid expenses and other current assets        11,918              7,200
                                                 -----------           --------
Total current assets                             $ 2,376,035            368,836


Notes receivable, less current installments              ---            225,920
Land, building and equipment, net                  1,445,079             81,375
Intangible assets, net                                20,769             30,598
Other assets                                          76,383             78,443
                                                ------------           --------
                                                 $ 3,918,266            785,172
                                                ============           ========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Current maturities of notes payable,
      including amounts due to                     $ 55,838           1,282,539
      related parties of
      $553,385 at June 28, 1998
     Accounts payable                               689,679           1,019,139
     Accrued expenses                               678,221             629,414
     Dividends payable                              198,846             207,636
     Other current liabilities                      171,621             182,971
                                                   --------           ---------
Total current liabilities                       $ 1,794,205           3,321,699
                                                -----------           ---------

Notes payable, net of current maturities           242,504              525,006
                                                -----------           ---------

Total liabilities                              $ 2,036,709            3,846,705
                                               -----------            ---------


Stockholders' equity (deficit):
  Series A Preferred Stock, $.10 par value,
    200,000 shares authorized,
    56,000 issued and outstanding,
    at June 28, 1998,                                  ---                5,650
  Series B Preferred Stock $0.10 par value,
    5,000,000 shares authorized,                    32,856                  ---
    328,563 issued and outstanding
    at June 30, 1999

Common stock, $.001 par value -                     29,980               10,890
400,000,000
    shares authorized, 29,979,013 and
    10,889,285  issued and
    outstanding, at June 30, 1999 and
    June 28, 1998, respectively
Additional paid-in capital                      20,794,657          12,554,618
Accrued dividends                                (198,846)           (207,636)
Accumulated deficit                           (18,777,090)        (15,425,055)
                                              ------------        ------------
                                                 1,881,557         (3,061,533)
                                              ------------        ------------
                                              $  3,918,266             785,172




See accompanying notes to consolidated financial statements.






                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
        (formerly The Rattlesnake Holding Company, Inc. And Subsidiaries)
                      Consolidated Statements of Operations
                  Years ended June 30, 1999 and, June 28, 1998


                                        Year ended                Year ended
                                     June 30, 1999             June 28, 1998

Restaurant sales                      $  1,696,679                 3,888,643
Less:  promotional sales                    69,434                   127,343
                                      ------------                 ---------

  Net restaurant sales                   1,627,245                 3,761,300

Costs and expenses:
Cost of food and beverage sales            621,595                 1,225,982
Restaurant salaries and fringe             662,343                 1,322,119
benefits
Occupancy and related expenses             485,200                 1,072,796
Depreciation and amortization
  expense                                   44,096                   314,017
                                      ------------                 ---------
    Total restaurant costs and           1,813,234                 3,934,914
    expenses

Selling, general and administrative      2,812,917                 1,279,831
Loss on closure of restaurant sites        365,000                 1,464,756
    and impairment charges
Interest expense                           175,248                   261,276
Litigation award                           269,000                       ---
Miscellaneous expenses                      19,456                    56,562
                                         ---------                 ---------
    Total expenses                       5,491,709                 6,997,339
                                         ---------                 ---------

Net loss before extraordinary item     (3,894,464)               (3,236,039)


Extraordinary item:
Gain on extinguishment of debt             512,429                       ---
                                           -------                       ---
     Net loss
                                       (3,352,035)               (3,236,039)
                                      -----------                -----------

Dividends on preferred shares            (198,846)                 (103,818)
                                         ---------                 ---------


    Net loss available common        $ (3,550,881)               (3,339,857)
    stockholders                     =============               ===========



    Net loss per share:
    Loss before extraordinary item        $ (0.21)                    (0.80)
    Extraordinary item                        0.03                       ---
    Net loss - Basic and diluted       $    (0.18)                    (0.80)
                                       ===========                ===========



    Weighted average number of
    common and common equivalent
    shares outstanding -
    Basic and diluted                  19,205,208                 4,173,985
                                       ==========                 =========

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
        (formerly The Rattlesnake Holding Company, Inc. And Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                   Years ended June 30, 1999 and June 28, 1998


                                  Common         Common            Preferred                  Preferred                  Additional
                                  Shares         Stock               Shares                     Stock                     Paid-in
                                                              Series A   Series B       Series A   Series B               Capital

Balance, June 29, 1997            2,650,227      $  2,651     56,500                    5,650                            11,072,857

Issuance of common stock in       2,822,058         2,822        ---                                                        437,419
  connection with acquisition
  of Ottomanelli Group

Net proceeds from issuance        4,480,000         4,480                                                                   539,068
  of common stock in connection
  with private placement
Conversion of debt to equity        937,000           937                     ---                                           499,063
Issuance of warrants for services       ---           ---        ---                                     ---                 25,100
  performed
Deferred compensation                   ---           ---                     ---                        ---               (18,889)
Accrued dividends                       ---           ---        ---                                     ---                    ---
Net loss                                ---           ---        ---                                     ---                    ---
                                  -------------------------------------------------------------------------------------------------
Balance, June 28, 1998           10,889,285        10,890     56,500                    5,650                            12,554,618

Net proceeds received from        1,100,000         1,100        ---          ---         ---            ---                152,400
  issuance of common stock
Net proceeds received from issuance     ---           ---        ---      236,279         ---         23,627              5,111,392
  of Series B preferred stock
Issuance of warrants for services       ---           ---        ---          ---         ---            ---              1,098,547
  performed
Deferred Compensation                   ---           ---        ---          ---         ---            ---                 12,221
Issuance of common stock
  for services performed          2,651,991           806        ---          ---         ---            ---                132,692
Conversion of debt to common     10,421,070        12,267        ---       36,914         ---          3,692              1,500,091
  and preferred stock
Conversion of Series A preferred        ---           ---   (56,500)       55,370     (5,650)          5,537                    113
  stock to Series B
  preferred stock
Additional issuance of common     5,000,000         5,000       ---           ---        ---             ---                245,000
  stock in connection with
  acquisition of the
  Ottomanelli Group
Cancellation of common shares      (83,333)          (83)       ---           ---        ---             ---               (12,417)
Accrued dividends - Series A            ---           ---       ---           ---        ---             ---                    ---
Forgiveness of dividends                ---           ---       ---           ---        ---             ---                    ---
Accrued dividends - Series B            ---           ---       ---           ---        ---             ---                    ---
Net loss                                ---           ---       ---           ---        ---             ---                    ---
                                 --------------------------------------------------------------------------------------------------
Balance, June 30,1999            29,979,013        29,980       ---       328,563        ---          32,856             20,794,657
                                 --------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.




                                                 Accrued                  Accumulated                     Total Stockholders'
                                                Dividends                   Deficit                             Equity

                                           ----------------------------------------------------------------------------------------
Balance, June 29, 1997                          (103,818)                 (12,189,016)                            (1,211,676)

Issuance of common stock in
connection with acquisition of
Ottomanelli Group                                                                                                     440,241

Net proceeds received from issuance
of common stock in connection
with private placement                                                                                                543,548
Conversion of debt to equity                                                                                          500,000
Issuance of warrants for services                     --                            --                                 25,100
performed
Deferred compensation                                 --                            --                               (18,889)
Accrued dividends                              (103,818)                            --                              (103,818)
Net loss                                              --                   (3,236,039)                            (3,236,039)
                                      ---------------------------------------------------------------------------------------
Balance, June 28, 1998                         (207,636)                  (15,425,055)                            (3,061,533)

Net proceeds received from issuance                   --                            --                                153,500
of common stock
Net proceeds received from issuance                   --                            --                              5,135,019
of Series B preferred stock
Issuance of warrants for services                     --                            --                              1,098,547
performed
Deferred Compensation                                 --                            --                                 12,221
Issuance of common stock for services                 --                            --                                133,498
performed
Conversion of debt to common and                      --                            --                              1,516,050
preferred stock
Conversion of Series A preferred stock                --                            --                                     --
to Series B preferred stock
Additional issuance of common stock                   --                            --                                250,000
in connection with acquisition of the
Ottomanelli Group
Cancellation of common shares                         --                            --                               (12,500)
Accrued dividends - Series A                    (51,909)                            --                               (51,909)
Forgiveness of dividends                         259,545                            --                                259,545
Accrued dividends - Series B                   (198,846)                            --                              (198,846)
Net loss                                              --                   (3,352,035)                            (3,352,035)
                                           ----------------------------------------------------------------------------------------
Balance, June 30, 1999                         (198,846)                  (18,777,090)                              1,881,557



See accompanying notes to consolidated financial statements

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
        (formerly The Rattlesnake Holding Company, Inc. And Subsidiaries)
                      Consolidated Statements of Cash Flows
                   Years ended June 30, 1999 and June 28, 1998

                                                                                   Year ended                      Year ended
                                                                                  June 30, 1999                   June 28, 1998

Cash flows from operating activities:
    Net loss                                                                    $  (3,352,035)                     (3,236,039)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      44,096                          314,017
    Litigation award                                                                  225,000                               --
    Gain on extinguishment of debt                                                  (512,429)                               --
    Loss on closure of restaurant sites                                               365,000                        1,437,136
    Warrants issued for services provided                                           1,110,769                            6,211
    Debt issued for services provided                                                      --                           50,000
    Stock issued for services provided                                                133,498                               --
Changes in assets and liabilities:
    Decrease in accounts receivable                                                     7,077                            9,832
    Decrease in inventory                                                              12,709                           15,072
    Decrease (increase) in prepaid and other                                          (2,658)                           54,550
    assets
    Decrease in  assets held for sale                                                      --                           25,000
    Increase in accounts payable and accrued                                          192,937                          902,214
    expenses
    Decrease in other liabilities                                                    (11,350)                               --
    Decrease in liabilities related to assets
    held for sale                                                                         --                         (330,041)
                                                                                 -----------                     -------------
                                                                                 (1,787,386)                         (752,048)

Cash flows from investing activities:
    Capital expenditures                                                         (1,397,972)                                --
                                                                                 -----------                     -------------

Net cash used in investing activities                                            (1,397,972)                                --
Cash flows from financing activities:
    Proceeds from issuance of  common stock                                          153,500                                --
    Proceeds from issuance of convertible notes                                      250,000                                --
    Proceeds from private placement                                                       --                           543,548
    Proceeds from issuance of  preferred stock                                     5,135,019                                --
    Payments relating to cancelled common stock                                     (12,500)                                --
     subscription agreements
    Proceeds from borrowings                                                             --                            900,000
    Principal repayments of borrowings                                             (314,314)                         (448,194)
                                                                                 -----------                     -------------
    Net cash provided by financing activities                                      5,211,705                           995,354
                                                                                 -----------                     -------------
Net increase in cash                                                               2,026,347                           243,306
                                                                                 -----------                     -------------
Cash, beginning of period                                                            311,328                            68,022
                                                                                 -----------                     -------------
Cash, end of period                                                             $  2,337,675                           311,328
                                                                                 ===========                     =============
Cash paid during the period for:
    Interest                                                                    $     53,616                       $     5,263
    Income taxes                                                                $         --                             9,800


See accompanying notes to consolidated financial statements

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
        (formerly The Rattlesnake Holding Company, Inc. And Subsidiaries
                   Notes to Consolidated Financial Statements
                   Years Ended June 30, 1999 and June 28, 1998

(1)      Description of Business

As of June 30, 1999, Spencer's Restaurants Inc. and subsidiaries (formerly The Rattlesnake Holding Company, Inc. and subsidiaries), (collectively, the Company), operated one restaurant in South Norwalk, Connecticut featuring a casual dining concept with a southwestern theme. Additionally, the Company owned one site under construction in Danbury, Connecticut at which it anticipates operating the first of its new concept restaurants named Spencer's, featuring a casual steakhouse theme.

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

The Company has incurred aggregate losses since inception of $18,777,090, inclusive of a net loss in fiscal 1999 of $3,352,035. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 2000. Additionally, $18,750 of Series C subordinated notes payable matured on August 6, 1997, $15,000 of the note payable relating to the acquisition of a lease, and a $2,089 subordinated note payable matured on August 6, 1996, such obligations aggregating $35,839 are in default as of June 30, 1999.

Management completed its Cost Reduction Plan, which included the closure of the Flemington N. J. restaurant as non-performing, in fiscal 1999. Subsequent to the completion of its private placement of Series B preferred stock, which satisfied primarily all short and long-term debt that was in default, except as noted above, (note 9), the Company assembled a new management team and developed a new restaurant concept (Spencer's) which will be introduced at the reacquired Danbury, Connecticut location.

Management believes that the finalization of its Cost Reduction Plan and the approximate $6,000,000 private placement financing will enable the Company to achieve profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan as outlined above, or if such plans are achieved, that the Company's operations will be profitable.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
        (formerly The Rattlesnake Holding Company, Inc. And Subsidiaries)
             Notes to Consolidated Financial Statements, continued)


         (b)      Reporting Periods

On April 2, 1996, the Board of Directors approved a change, effective July 1, 1996, in the Company's fiscal year to a 52 week cycle ending on the last Sunday in June. On May 12, 1999, the Board of Directors approved a further change of its fiscal year to June 30, effective for fiscal 1999.

         (c)      Accounts Receivable

Accounts receivable consist principally of bank credit card accounts receivable.

         (d)      Inventories

Inventories consist primarily of restaurant food items and supplies and are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

         (e)      Pre-Opening Costs

Certain costs relating to hiring and training of employees prior to the opening of new restaurants are capitalized and amortized over a twelve month period commencing upon restaurant opening. At June 30, 1999 and June 28, 1998, there were no unamortized pre-opening costs.

         (f)      Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated primarily on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term of the related asset. The estimated useful lives are as follows:

Artifacts                                   3 years
Original small wares                        3 years
Furniture and fixtures                      5 years
Restaurant and office equipment             7 years
Leasehold improvements                      7 years
Building                                   40 years

         (g)      Intangible Assets

Intangible assets consist principally of costs to acquire leased facilities. These costs are amortized over the life of the related lease, 7 years. Accumulated amortization at June 30, 1999 and June 28, 1998 was $79,771 and $69,942 respectively. Amortization expense was $9,829 and $44,501 for the years ended June 30, 1999 and June 28, 1998, respectively. In connection with the Flemington location, the Company wrote off approximately $258,490 in leasehold and related costs, net of accumulated amortization of $48,012, in fiscal 1998. In connection with the Danbury location, the Company wrote off approximately $41,285 in leasehold and related costs, net of accumulated amortization of $29,023, in fiscal 1998.

As a result of the fiscal 1998 acquisition of the Ottomanelli Group (note 3), goodwill of $436,383 was recorded. Upon further analysis, the operations of the former Ottomanelli Group were deemed inconsistent with the Company's operating plans, were authorized to be terminated in fiscal 1998 and operating restaurants were closed in early fiscal 1999. Accordingly, the Company concluded that the goodwill was impaired and recorded an impairment charge in the 1998 Consolidated Statement of Operations.

         (h)      Other Assets

The Company utilizes an outside service to provide financing and promotional activities. The costs relating to these activities are capitalized and are being amortized over the repayment period.

         (i)      Financial Instruments

Management of the Company believes that the book value of its monetary assets and liabilities, exclusive of long-term debt, approximates fair value as a result of the short-term nature of such assets and liabilities. Management further believes that the fair market value of long-term debt does not differ materially from carrying value.

         (j) Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

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

         (k)      Accounting for Stock-Based Compensation

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

         (l)      Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses were $6,939 and $15,500, in 1999 and 1998, respectively.

         (m)      Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Diluted earnings per share is calculated in a manner similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the Statement 128 requirements (note 17).

         (n)      Comprehensive Income

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

         (o)      Use of Estimates

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

After amendment to the transaction, the Ottomanelli Group transferred the stock of (i) a franchising corporation which has limited operations and (ii) a corporation which operated two restaurants in Paramus, New Jersey (since closed
- note 4), for a total of 2,822,058 shares of common stock with a fair value determined by an independent appraisal of approximately $440,000. The Agreement also contains certain anti-dilution provisions, as discussed below. The acquisition was accounted for as a purchase transaction, and, accordingly, the purchase price was allocated to identifiable assets and liabilities based upon their fair values at the date of acquisition. The excess of the aggregate purchase price over the fair value of the net assets acquired was recorded as goodwill and amortizable over the period to be benefited, fifteen years.

As indicated in note 4, management concluded that upon further analysis, the operations of the former Ottomanelli Group were deemed inconsistent with the Company's operating plans and were authorized to be terminated. Accordingly, the Company concluded that the goodwill was impaired and recorded an impairment charge in the 1998 Consolidated Statement of Operations. The Company's 1998 financial statements contain approximately three months of operations of the Ottomanelli Group. Pro-forma data has not been provided as they were deemed immaterial to the operations of the Company by management.

Pursuant  to  the  March  1998  agreement  to  acquire  the  Ottomanelli  Group, additional consideration due to anti-dilution provisions contained in the agreements in the form of common stock was payable to the Ottomanelli Group shareholders as a result of the private placement. In February 1999, 5,000,000 shares of common stock were issued pursuant to such anti-dilution provisions, which included a maximum addition which was met. As the Company recorded an impairment charge in fiscal 1998 relating to the termination of the operations of the Ottomanelli restaurants, the fair value of the common stock issued, $250,000, was recognized as a further impairment loss in fiscal 1999.

(4)      Closure of Restaurant Sites

In fiscal 1997, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in Fairfield, Connecticut. The facility was closed on January 4, 1997. The fixed assets, leasehold improvements and intangibles at the facility were written off. The building is reflected at its estimated realizable value and was accounted for in the financial statements in "net assets held for sale". A net loss of $394,941 relating to the closing of the Fairfield location was recorded in fiscal 1997. In March 1998, this location was sold with the Company receiving a $230,000 note from the purchaser (note 5). Pursuant to the finalization of the terms of sale, an additional loss of $88,559 was recorded in fiscal 1998.

A note receivable of $230,000, which was received as partial consideration for the sale of the Company's Fairfield facility, was exchanged with a value assigned of $115,000 in partial satisfaction of a $425,000 note payable (note
10) and an additional $115,000 loss on restaurant closure was recognized in fiscal 1999.

In fiscal 1997, the Board of Directors authorized the closing of the Rattlesnake Southwestern Grill Restaurant located in White Plains, New York. The facility was closed on March 1, 1997 and sold on July 16, 1997. The Company recorded a loss of $224,135 related to the closing of this location in 1997. The Company sold all of the assets of White Plains except for cash, receivables and certain items specified in the Asset Purchase Agreement in exchange for a release from its note payable to the landlord of $276,499, the purchaser's assumption of food credits and other miscellaneous liabilities and the receipt of a $23,500 note receivable from the purchaser. The facility was sold to a group which includes the Company's then Chairman of the Board and the Company is a guarantor of the remaining lease obligation (note 13).

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

On June 22, 1998, the Company closed its Danbury, Connecticut facility and subsequently lost its tenancy pursuant to a foreclosure action. Accordingly, the Company recognized a loss of $270,426 in fiscal 1998 relating to the closure. On April 15, 1999, the Company subsequently acquired the Danbury facility for $1,350,000 in cash (note 2).

In fiscal 1998, the Company performed a further analysis of historical and projected operating results, which reflected a pattern of historical operating losses and negative cash flow, as well as future projected negative cash flow and operating results for fiscal 1999 for its Flemington restaurant. Accordingly, the Company recorded an impairment charge for this restaurant to write-down the impaired asset of $558,282 in fiscal 1998. The restaurant was subsequently closed in fiscal 1999.

(5)      Note Receivable

At June 28, 1998, a $230,000 note receivable was outstanding relating to the sale of the Company's Fairfield, Connecticut facility. The note bore interest at 7%, was secured by a leasehold mortgage on the restaurant, and provided for stipulated monthly payments of principal and interest and a balloon payment due in March 2003.

As indicated in note 4, the note receivable was eventually assigned to a related party in partial satisfaction of the Company's indebtedness to that party.

(6)      Land, Building and Equipment

Property and equipment consists of the following:

                                      June 30,1999                 June 28, 1998

     Land                             $  1,000,000                            --
     Buildings                             358,067                            --
     Leasehold improvements                100,047                       100,047
     Restaurant and office equipment       138,483                       110,578
     Furniture and fixtures                 31,425                        31,425
     Construction in progress               12,000                             0
                                         ---------                      --------
                                         1,640,022                       242,050

     Less accumulated                    (194,943)                     (160,675)
     depreciation                        ---------                     ---------
     and amortization
                                      $  1,445,079                        81,375
                                      ============                     =========

Related depreciation and amortization expenses were $34,268 and $269,516 for the years ended June 30, 1999 and June 28, 1998, respectively.

(7)      Other Assets

Other assets consist of the following:

                                    June 30, 1999                  June 28, 1998

     Promotional meal programs           $ 75,383                         76,738
     Deposits                               1,000                          1,705
                                            -----                          -----
                                         $ 76,383                         78,443
                                         ========                         ======



(8)      Capital Structure

The Company's capital structure is as follows:


                                          Shares          June 30,      June 28,
                         Par value        Authorized        1999          1998


Common stock          $.001 per share     400,000,000    29,979,013   10,899,285
Preferred stock:
         Series A      $.10 per share              --            --       56,500
         Series B      $.10 per share       5,000,000       328,563           --

The Company's Series A preferred stock bears a dividend rate of 7-1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year commencing November 15, 1996. The shares are convertible at any time, one year after issuance into common stock at a conversion price equal the lesser of (i) 120% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first closing of the offering, or $4.50, whichever is lower; or (ii) 85% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first anniversary of the first closing, subject to certain anti-dilution adjustments. The Board of Directors has the authority to establish the specific provisions of the preferred stock, i.e., liquidation rights, dividend parameters, at the date of issuance.

The Series A preferred stock is redeemable only at the option of the Company, commencing one year from the date of issuance, based upon the sales price of the Company's common stock. The Series A preferred stock has a liquidation preference of $24.50 per share, together with accrued and unpaid dividends. The Board of Directors has the authority to establish the specific provisions of the preferred stock, i.e., liquidation rights, dividend parameters, at the date of issuance.

The Board of Directors had not declared any dividends, although cumulative dividends relating to the Series A preferred stock of $207,636 have been accrued in the June 28, 1998 consolidated balance sheet. As at June 30, 1999, the Company had raised net proceeds of $5,135,019 from the private placement of Series B preferred stock. Coincident with the private placement, the holders of 56,500 shares of Series A preferred stock exchanged their holdings for 55,370 shares of Series B preferred stock and waived their rights to the unpaid and accumulated dividends of $259,545.

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

In fiscal 1999, the Company principally completed an offering of its Series B Convertible Preferred Stock selling 236,279 shares at $25 per share and received proceeds of $5,135,019, net of offering expenses. In connection with the offering, the underwriter received a warrant to purchase approximately 25,000,000 shares of the Company's common stock at $.05 per share.

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

Holders of preferred shares are entitled to receive, semi-annually, dividends at the rate of 8% per annum before any dividends may be paid with respect to the Common Stock, which shall be paid in cash or preferred shares at the election of the Company. If there is a failure to pay dividends, the Placement Agent, on behalf of such holders, has the right to designate one director to the Company's Board. In addition, if the Company fails to comply with its obligations to file and process a registration statement, the dividend rate will increase to 14% per annum from issuance.

To date, the Board of Directors has declared dividends relating to the Series B preferred stock of $198,836 which have been accrued at June 30, 1999. The payment of dividends was in the form of 7,954 additional shares of Series B preferred stock issued in September 1999.

(9)      Notes Payable

Notes payable consists of the following:

                                                        June 30,        June 28,
                                                          1999              1998
     Series A  subordinated  notes  payable
     due  August 6, 1996, with interest at 9%          $  2,089*           2,089

     Series B  convertible  subordinated
     notes  payable  due July 7,  2000 with
     interest at 9%, convertible at
     $3.85 per share                                    237,506          500,000

     Series C  subordinated  notes  payable
     due  August 6, 1997,  with interest at 15%          18,750*         303,749

     Convertible  subordinated  notes payable
     due September 4, 1997, with interest at 18%             --          100,000

     Note  payable  to  related   party
     relating  to  the acquisition of the
     Fairfield building,  due January 2,
     1997 with interest at 15%                               --          425,000

     Note  payable  to a  related  party,
     due  in  monthly installments  of  $1,270,
     including   principal  and interest at 18%
     through February 1998                                   --           11,709

     Notes  payable  relating to bridge  financing,
     due  December 31, 1997 with interest  at 10%
     and a  default  interest  rate  of 14%  for
     $120,000  of principal                                  --          220,000

     Notes  payable  relating to bridge  financing
     due May 31, 1998 with interest of 14%.                  --          100,000

     Note  payable to  investment  banking firm
     due May 31, 1998 with interest at 8%.                   --           50,000

     Note payable  relating to bridge financing
     due October 31, 1998 with interest at 16%.              --           50,000

     Notes payable relating to acquisition of lease,
     due in monthly installments of $1,666 of
     principal  plus  interest  at 1% over prime
     (9.5% at June 29, 1997 through Septemb              39,998**         44,998
                                                       ----------      ---------
                                                         $298,342      1,807,545

     Less:  Current maturities                             55,838      1,282,539
                                                       ----------      ---------

          * Obligation in default at June 30, 1999      $ 242,504      $ 525,006
                                                      ===========      =========
          **$15,000 of these Notes were in default at June 30, 1999

Notes payable to shareholders and other related parties (Company officers and directors) were $553,385 at June 28, 1998.

Maturities of these notes is as follows:

         Fiscal year ended:
                           2000                  $55,838
                           2001                  242,504
                                                --------
                                                $298,342


(10)     Financing Arrangements

On March 4, 1997, the Company entered into a private financing arrangement for $500,000 of convertible subordinated notes. The notes are payable on September 4, 1997. The principal amount of the Notes may be converted into the Company's common stock at a conversion price of $0.75 per share anytime before the repayment of principal. The notes are fully subordinated to all "senior indebtedness" of the Company and are secured by all the issued and outstanding shares of certain of the Company's wholly-owned subsidiaries. In fiscal 1998, $400,000 of the principal outstanding was paid in cash.

In fiscal 1999, the noteholder accepted common stock, with a fair value of $100,000, in exchange for the forgiveness of the remaining principal balance and accrued interest. The Company recorded an extraordinary gain of $88,950 in fiscal 1999 recognizing this settlement.

In September 1997, the Company completed a bridge financing under which it sold units consisting of notes and warrants totaling $250,000, which were due December 31, 1997. Each full unit consisted of (i) the Company's ten percent (10%) promissory note in the principal amount of $50,000 (the "Note"), and (ii) upon repayment of the Note, one four-year warrant for each dollar of financing provided, at the rate of one warrant convertible into one share of the Company's common stock at the average bid price on the date of the receipt of the financing. The Company made principal payments of $30,000 in fiscal 1998 and satisfied the remaining principal and interest by payment of cash and conversion to Company equity in connection with the Offering in fiscal 1999.

In fiscal 1998, the Company entered into private financing arrangements to provide an aggregate of $150,000 of bridge financing at interest rates ranging from 14% to 16%, payable on dates ranging between May 31, 1998 and October 31, 1998. In fiscal 1999, the Company satisfied principal and interest by payment of cash and conversion to Company equity in connection with the Offering.

In fiscal 1998, the Company executed a $50,000 convertible note agreement with an investment banking firm for services rendered. The note is convertible into 250,000 shares of common stock, bears interest at 8% and matured on May 31, 1998.

In August 1998, the Company issued a sixty day convertible note in the principal amount of $100,000 at an interest rate of 8% to an investment bank in consideration for professional services rendered.

In connection with the private placement offering in February 1999, the investment bank notes were satisfied by conversion to 1,750,000 shares of Company common stock.

During the quarter ended September 30, 1998, the Company privately sold 1,100,000 shares of its common stock at $.15 per share for an aggregate of $165,000. In connection with this sale the placement agent received warrants to purchase 750,000 shares of the Company's common stock at $.15 per share.

Between October and December 1998, the Company entered into private financing arrangements with three individuals to provide $150,000 of bridge financing at 16% interest per annum, plus warrants, with due dates of the earlier of the closing of the proposed private placement or ninety days, respectively.

In connection with the private placement, the Company sold 236,279 shares of Series B preferred stock at $25 per share, generating gross proceeds of $5,906,975. As part of the private placement, noteholders, including $293,332 Series C subordinated notes payable matured on August 6, 1997, of which noteholders with principal balances aggregating $62,499 extended the repayment date to December 15, 1997, $425,000 note payable matured on January 2, 1997, $11,709 note payable matured in February 1998, $190,000 note payable matured on December 31, 1997, $150,000 notes payable matured on May 31, 1998, $270,828 Series B subordinated notes payable due July 7, 2000, $50,000 notes payable matured on October 31, 1998, $100,000 note payable matured on August 31, 1998 and $150,000 notes payable matured on February 1, 1999, such obligations aggregating $1,640,869 and all of which were in default, including accrued and unpaid interest of approximately $428,500, entered into a series of debt satisfaction agreements, whereby in exchange for cash payments the issuance of 2,200,000 shares of common stock with a fair value of $0.05 per share, the issuance of 29,645 shares of Series B preferred stock at $25 per share and to the mortgage holder of the Fairfield facility, a discounted note receivable arising from the sale of the Fairfield property with a fair value of $115,000, all of the above mentioned indebtedness was extinguished. Additionally, the Corporation entered into a series of settlement agreements, whereby various creditors accepted cash payments of $84,811 and 446,714 shares of common stock in exchange for the release of trade obligations. As a result of these transactions, the Corporation recognized an extraordinary gain on the forgiveness of debt of $423,479 in fiscal 1999.

In connection with this private placement financing, the holders of 56,500 shares of Series A Preferred Stock exchanged their holdings for 55,370 shares of Series B Preferred Stock and waived the payment of accumulated dividends of $259,545.

(11)     Accrued Expenses and Other Liabilities

         (a)      Accrued Expenses

Accrued expenses consist of the following:

                                       June 30, 1999               June 28, 1998

     Litigation award                     $  225,000                          --
     Accrued rent                            140,099                          --
     Interest payable                        125,363                     424,160
     Professional fees                       120,000                          --
     Other                                    52,292                     152,664
     Accrued payroll                          15,467                      52,140
                                         -----------                     -------
                                           $ 678,221                     629,414
                                         ===========                     =======

         (b)      Other Liabilities

The Company has entered into marketing agreements whereby it received temporary financing in exchange for participating in discounted price meal programs. At June 30, 1999 and June 28, 1998, the balances outstanding under this program
were $171,621 and $182,971, respectively,   which  are  included  in  other
liabilities in the accompanying consolidated balance sheets.

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

There was no income tax expense for any period presented due to losses incurred by the Company. Components of the deferred tax assets and deferred tax liabilities at June 30, 1999 and June 28, 1998 are presented below:

                                           June 30, 1999            June 28,1998

      Deferred tax assets:
      Net operating loss carry-forward        $6,947,521               5,584,600
      Fixed assets                                    --                  15,324
                                             -----------               ---------
      Total gross deferred tax assets          6,947,521               5,599,924
      Less valuation allowance                 6,947,521               5,599,924
                                             -----------               ---------
      Net deferred tax assets                   $    ---                     ---
                                             ===========               =========



The valuation allowance for deferred tax assets as of June 30, 1999 and June 28, 1998 was $6,947,521 and $5,599,924, respectively. The change in the total valuation allowance for the years ended June 30, 1999 and June 28, 1998 was $1,347,597 and $1,263,924 , respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. At June 30, 1999 and June 28, 1998, the Company has net operating loss carry forwards for Federal and State income tax purposes of approximately $ 17,330,993 and $13,962,000 , respectively (the "NOL carry forwards"), which are available to offset future taxable income, if any, through 2013. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

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

(13)     Commitments

Commitments

The Company's operations are principally conducted in leased premises. Remaining lease terms range through 2002 and include options for extension. The leases contain contingent rental provisions based upon a percentage of gross sales. As of June 30, 1999, the Company has operating lease commitments as follows, for its South Norwalk restaurant:


                       2000                  $ 50,400
                       2001                    50,400
                       2002                    46,200


Certain shareholders and former officers have personally guaranteed lease payments for the South Norwalk location.

Pursuant to sales agreements for the Company's New York City and White Plains, New York restaurants (note 4), the Company guaranteed specified lease obligations. As of June 30, 1999, the Company has not been notified of any claims against these guarantees.

The Company is also a defendant in litigation regarding lease guarantees for its former Lynbrook, New York facility (note 16).

On July 2, 1998, the Company entered into a contract for the purchase of a restaurant facility in New York City for $400,000 in a combination of cash and notes. The Company ultimately chose not to purchase this property and in connection with the termination of contract incurred an expense of approximately $12,500.

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

Rent expense was $190,733 and $426,923 for the years ended June 30, 1999 and June 28, 1998, respectively.

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

At June 30, 1999, there were 1,000,000 and 295,000 additional shares available for grant under the Employees and Director Plans, respectively. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $0.51 and $1.22, respectively for those options whose exercise price equaled the market price of the stock on the date of grant and $.05 and $0, respectively for those options whose exercise price was above the market price of the stock on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 and 1996 - expected dividend yield 0%, risk-free interest rate of between 5.07% and 5.86%, an expected life of between approximately 2.5 - 5 years and expected stock volatility of between 38
- 130%. There were no options granted in 1999 and 1998.

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

                                                        1999                1998
     Net loss available to common
     shareholders:
                             As reported        $(3,352,035)         (3,339,957)
     Pro-forma                                  $(3,550,881)         (3,422,957)
     Loss per share:         As reported             $(0.18)              (0.80)
     Pro-forma                                       $(0.18)              (0.82)


Pro forma net loss reflects only options and warrants granted in 1997. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No.123 is not reflected in the pro forma net income amounts presented above because compensation cost for options and warrants granted prior to July 1, 1995 were not considered.

Activity in non-ISO's was as follows:

                                  Number          Option Price          Weighted
                                  of Shares       per Share             Average
                                                                        Exercise
                                                                        Price

     Options outstanding
     June 29, 1997                693,000           $0.25-5.25           $  3.11
     Options granted                  ---                  ---               ---
     Terminated options         (488,000)          0.25 - 5.25               ---
                                ---------         ------------           -------
     Options outstanding
     June 28, 1998                205,000           $4.50-5.25           $  4.88
                                  =======           ==========           =======
     Options granted                  ---                  ---               ---
     Terminated options               ---                  ---               ---
                                ---------         ------------           -------
     Options outstanding
     June 30,1999                 205,000           $4.50-5.25           $  4.88
                                  =======           ==========           =======

Activity in ISO's was as follows:
                                  Number          Option Price          Weighted
                                  of Shares       per Share             Average
                                                                        Exercise
                                                                        Price

     Options outstanding
     June 29, 1997                103,500           $0.25-5.50              5.35
     Options granted                  ---                  ---               ---
     Terminated options         (103,500)           $0.25-5.50              5.35
                                ---------           ----------              ----
     Options outstanding
     June 28, 1998 and
     June 30, 1999                    ---                  ---               ---
                                =========           ==========            ======


The Employees and Director Plans expire in December 2004, unless terminated earlier by the Board of Directors under conditions specified in the respective Plans. No options have been exercised as of June 30, 1999 and June 28, 1998.

At June 30, 1999, the range of exercise prices and range of the remaining contractual life of outstanding options was $4.50 - $5.25 and approximately
1.5 - 2.5 years, respectively.

At June 30, 1999 and June 28, 1998, the number of options exercisable was 205,000 and the weighted-average exercise price of those options was $4.88.

On April 18, 1999, the Board of Directors approved the adoption of the 1999 Stock Option Plan (the "1999 Plan"), subject to the approval of Stockholders which was obtained in September 1999, which provides for the issuance of ISOs, Non-ISOs, and stock appreciation rights to officers and key employees of the Company. Up to 25,000,000 shares have been reserved for issuance under the 1999 Plan, which is administered by the Board of Directors of the Company. The term of the options is generally for a period of five (5) years. The exercise price for Non-ISOs outstanding under the 1999 Plan can be no less than 100% of the fair market value, as defined, of the Company's Common Stock on the date of grant. For ISOs, the exercise price can generally be no less than the fair market value of the Company's Common Stock at the date of grant, without the exception of any employee who prior to the option grant, is a 10% or greater stockholder, as defined, for which the exercise price can be no less than 110% of the fair market value of the Company's Common Stock at the date of grant. There are presently no options granted under the 1999 Plan.

On April 18, 1999, the Board of Directors approved the adoption of the 1999 Non-Employee Directors' Stock Option Plan (the "1999 Directors' Plan"), subject to the approval of Stockholders which was obtained in September 1999, which provides for the issuance of non-qualified stock options to non-employee directors of the Company. Up to 10,000,000 shares have been reserved for issuance under the 1999 Directors' Plan, which is administered by the Board of Directors of the Company. The term of the options is generally for a period of five (5) years. The exercise price for options outstanding under the 1999 Plan can be no less than 100% of the fair market value, as defined, of the Company's Common Stock on the date of the grant. There are presently no options granted under the 1999 Directors' Plan.

         (b)      Employment Agreements

The Company and its Vice-Chairman and Chief Administrative Officer entered into a part-time employment agreement in December 1995 for a period commencing December 1995 through December 1998. The agreement provides for annual compensation of $90,000 increasing 10% per annum, plus certain other benefits. An additional $20,000 was paid for services rendered in fiscal 1996 provided over and above the part-time agreement. The employee is also entitled to receive a bonus during each year of this agreement, determined by the Board of Directors. The Board of Directors and/or the Compensation Committee shall set forth a formula for determining the bonus for each year.

On March 15, 1997 an agreement was signed between the Company and Vice Chairman and Chief Administrative Officer which amended the December 1995 employment agreement. Under the new agreement, the former Vice Chairman and Chief Administrative Officer will accept the position of Acting Co-Chief Executive Officer. This agreement waives any base rate or annual rate increases per the previous agreement and modified the term to March 1, 1997 through February 28, 1999. Services are provided on a part-time consulting basis. The compensation for the period March 1, 1997 through February 28, 1999 will be $75,000, plus benefits. This agreement also included the grant of an option to purchase 125,000 shares of stock at the closing price on the date of this agreement. The agreement also includes that in the event the stock options previously granted under the current Company stock option plans are repriced for any employee, the existing stock option grants for the acting Co-CEO will be repriced at the same time as any repricing and under the same terms and conditions. No such options were repriced and the agreement was replaced with a May 1998 consulting agreement (note 15).

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

In October 1998, the Company entered into a three year employment agreement, as revised, with an individual to act as President and/or Chief Executive Officer and as a member of the Board of Directors of the Company, effective upon the completion of the private placement in February 1999. In consideration, the employee is to receive a monthly fee of $7,917 plus reasonable expenses and a $30,000 sign-on bonus. In addition, the employee shall be entitled to a performance bonus and shall receive a warrant to purchase an amount of Common Stock equal to ten (10%) of the outstanding common stock of the Company, on a fully diluted basis, after the private placement financing at $0.05 per share, the fair value at the date of grant, representing 30,000,000 shares, exercisable for a period of five years, one third of the number of shares covered thereby vesting at the time of the private placement financing, and one third (1/3) at the end of each one year period thereafter during the term.

In February 1998, the Company executed a four year employment agreement with the then President and Chief Executive Officer, which provides for annual compensation of $150,000. The agreement was amended in October 1998 to reduce the annual compensation to $85,000, provided for a $25,000 cash payment and the executive accepted a new position as Vice President. The employee received payments of $119,992 during fiscal 1999 for current and deferred salary. The Company also issued 1,504,720 shares of common stock with a value of $75,236 to satisfy other deferred salary not compensated for in cash.

         (c)      Separation Agreements

In October 1998, the Company and a Vice President terminated a March 1998 employment agreement. The executive is to receive $15,000 over a one year period.

(15)     Consulting Agreements

On May 1, 1998, the Company entered into a three year consulting agreement with its former Vice Chairman and current Secretary, which replaced a March 15, 1997 employment agreement to provide financial and related services to the Company with compensation of $7,000 per month. The consultant, in consideration for services, received 500,000 shares of the Company's common stock, with a value of $25,000, of which 250,000 shares are subject to anti-dilution provisions and 250,000 shares which may be repurchased at the Company's option under specified conditions. In addition, the consultant received a warrant, expiring in April 30, 2003, to purchase an additional 250,000 shares of Company Common Stock at an exercise price of $0.15 per share. The consultant also received approximately 1,664,000 shares of common stock with a value of $83,200 to compensate him for his deferred portion of consulting fees not paid in cash.

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

In October 1998, the Company entered into a three year consulting agreement, as revised, with an individual to provide advice and consultation in the implementation of the future expansion of the Company's planned restaurant concepts. In consideration, the consultant shall serve without regular, periodic compensation. The consultant shall be entitled to a performance bonus and shall receive a warrant, immediately exercisable, to purchase an amount of common stock equal to fifteen percent of the outstanding common stock of the Company, on a fully diluted basis, after the private placement financing at $0.05 per share, exercisable for a period of five years, representing 45,000,000 shares.

(16)     Litigation

The Company is a co-defendant in an action brought by an owner of an apartment above the South Norwalk Company restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act (CUTPA) based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the Company's former Chairman on August 5, 1998. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful. The Company reduced its original accrual from $625,000 to $225,000 which represents the appealed verdict in the quarter ended December 31,1998.

In July 1999, a demand letter was tendered to the Company by the legal counsel of the former Chairman seeking indemnification from potential liabilities arising out of this matter. This demand is based on an indemnification provision in an agreement between the former Chairman and the Company. The Company believes that valid defenses to the indemnification claim may exist.

Plaintiff's negligence claims in this matter are arguably covered by one or more of the Company's insurance policies. Farmington Casualty Company ("Farmington") and Insurance Company of Greater New York ("GNY"), two out of three of the Company's insurance carriers, retained counsel to represent the Company and defended the Company in this case under a reservation of rights. The third, Public Service Mutual Ins. Co., denied coverage for the claim altogether. GNY and Farmington have continued to prosecute the appeal in this matter, but under a reservation of rights. The Company has advised all three insurance carriers that it intends to pursue its rights in an action for damages and declaratory relief in the event that the appeal is unsuccessful and the insurance carriers refuse to provide coverage for plaintiff's claims. GNY and Farmington continue to reserve all rights with respect to coverage.

Settlement negotiations are ongoing. However, there can be no assurance of a satisfactory settlement.

In May 1999, the Company was served with an eviction notice by the landlord of the South Norwalk restaurant. The suit was settled and the eviction notice was withdrawn.

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

(17)     Earnings Per Share

As discussed in note 2, the Company adopted Statement 128, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Dilutive net loss per share for fiscal 1999 and 1998 are the same as basic net loss per share due to the anti-dilutive effect of the assumed conversion of preferred stock, and exercise of stock options and warrants.

The following table reconciles net loss per share with net loss per share available to common stockholders:

                                               1999                        1998
                                               ----                        ----

Net loss per share                          $(0.20)                       (0.78)
Net gain on extraordinary item                $0.03                          ---
Net loss per share attributable to
preferred stock dividends                   $(0.01)                       (0.02)
                                            -------                       ------
Net loss per share available to
common stockholders                         $(0.18)                       (0.80)
                                            =======                       ======

(18)     Subsequent Events

On July 2, 1999, the Company sold an additional 2,000 shares of its Series B preferred stock for a value of $50,000 as part of its Offering.

On September 9, 1999, the Company formally changed its name with the appropriate authorities to Spencer's Restaurants, Inc. (symbol: SPST) from
Rattlesnake Holding Company Inc.

In September 1999, the Company finalized its agreement with the landlord of its previously closed restaurant in Flemington, New Jersey. The agreement satisfied all remaining obligations for past due rents, real estate taxes, utilities, and outstanding $39,998 note payable (note 9). The Company assigned its liquor license in satisfaction of the note payable and issued 4,660 shares of Series B preferred stock with a valuation of $116,500 to complete the settlement.

In September 1999, the holders of a majority of the issued and outstanding shares of the Company's Common Stock, by written consent in lieu of a meeting pursuant to Delaware Law, adopted an option plan providing for incentive stock options and non-incentive stock options for employees and non-employees, under which options may be granted for a total of 25,000,000 shares of common stock and adopted an option plan for the members of the Board of Directors under which options may be granted for a total of 10,000,000 shares of common stock.

In September 1999, the Company paid dividends in the amount of $198,846 to the preferred shareholders of record in the form of 7,954 additional shares of Series B Preferred Stock in lieu of cash payment.

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