Form 10QSB
period 1999-09-27
SPENCERS RESTAURANTS INC
filed 2000-04-11
CIK 935499

10QSB Quarterly Report





                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1999

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

                      The Rattlesnake Holding Company, Inc.
                                  (former Name)

       Registrant's telephone number, including area code: (203) 798-1390

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

                                    Yes X No

   29,979,013 Common Shares, par value $.001 per share were outstanding as of
                               September 30, 1999

                                   FORM 10-QSB

                           Spencer's Restaurants, Inc.

                               September 27, 1999

                                      INDEX




Part I - Financial Information

Condensed Consolidated Balance Sheets as of September 27, 1999                 3
   and June 30, 1999

UnauditedCondensed Consolidated  Statements of Operations for
   three months ended September 27, 1999 and September 30, 1998                4

Unaudited Condensed Consolidated Statements of Cash Flows for
three months ended September 27, 1999 and September 30, 1998                   5

Notes to Unaudited Condensed Consolidated Financial Statements                 6

Management's Discussion and Analysis                                           9

Liquidity                                                                     11

Subsequent Events                                                             13

Safe Harbor Statement                                                         14


Part II - Other Information

Item 1:  Legal Proceedings                                                    15

Item 2:  Defaults Upon Senior Securities

Item 3:  Recent Sales of Unregistered Securities

Item 4:  Submission of Matters Stockholders' vote

Item 5:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

Signatures                                                                    17

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      September 27, 1999 and June 30, 1999



                                                              9/27/99            6/30/99
Assets                                                      Unaudited
Current Assets
      Cash                                                  1,917,969          2,337,675
      Accounts Receivable                                       6,723              9,754
      Inventory                                                 8,757             16,688
      Prepaid expenses and other current assets                16,296             11,918
                                                       --------------    ---------------
Total current assets                                        1,949,746          2,376,035

Land, building and equipment                                1,730,291          1,445,079
Intangible assets, net                                         19,036             20,769
Other assets                                                   82,133             76,383
                                                       --------------    ---------------
                                                       ==============    ===============
Total assets                                                3,781,205          3,918,266
                                                       ==============    ===============

Liabilities and Stockholders' Equity

Current Liabilities
      Current maturities                                      258,344             55,838
      Accounts payable                                        863,858            689,679
      Accrued expenses                                        476,005            678,221
      Dividends payable                                       171,659            198,846
      Other current liabilities                               155,208            171,621
                                                       --------------    ---------------
Total current liabilities                                   1,925,074          1,794,205

Notes payable, net of current maturities                            -            242,504

Total Liabilities                                           1,925,074          2,036,709

Stockholders' Equity
      Series B Preferred Stock                                 34,317             32,856
      Stock, $.10 par value, 5,000,000 shares
      authorized  at  September  27 and June 30,
      1999 and  343,177  shares  and
      328,563   issued  and   outstanding  at  September  27th
      and  June  30th, respectively, of 1999

Common stock                                                   29,980             29,980
       $.001 par value, 4,000,000 shares
       authorized; 29,979,013 issued and
       outstanding as of September 27, 1999 and
       June 30, 1999.

Additional paid-in capital                                 20,986,092         20,794,657
Accrued dividends                                           (171,659)          (198,846)
Accumulated deficit                                      (19,022,600)       (18,777,090)
                                                       --------------    ---------------
Total stockholders' equity                                  1,856,130          1,881,557
                                                       --------------    ---------------

Total liabilities and stockholders' equity                  3,781,205          3,918,266
                                                       ==============    ===============

      See accompanying notes to the financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                                       Unaudited     Condensed      Consolidated
                                 Statements of Operations For the Three months ended September 27, 1999 and September 30, 1998



                                                         Three Months          Three Months
                                                         Ended 9/30/99         Ended 9/30/98

Restaurant sales                                                   323,697              685,264
Less: promotional sales                                            (7,452)             (30,607)
                                                         -----------------     ----------------

       Net restaurant sales                                        316,244              654,657

Costs and expenses:
Cost of food and beverage sales                                     79,689              269,408
Restaurant salaries and fringe benefits                            168,757              292,651
Occupancy and related expenses                                      27,785              232,715
Depreciation and amortization                                        9,731               11,093
Loss on Restaurant Closure                                          42,800
                                                         -----------------     ----------------
Restaurant Costs and Expenses                                      328,762              805,867

Selling, general and administrative                                232,993              227,423
Interest expense, net                                                    -               67,430
Litigation award                                                         -              625,000
                                                         -----------------     ----------------
Other expenses                                                     232,993              919,853
                                                         -----------------     ----------------

Net loss                                                         (245,510)          (1,071,063)

Dividends on preferred shares                                    (171,659)             (25,954)
                                                         -----------------     ----------------

       Net loss applicable to common stockholders                (374,369)          (1,097,017)
                                                         =================     ================


       Weighted Average of Common Shares
         Outstanding at 9/30/99:                                29,979,013           12,256,143

       Net Loss Per Share
                                                                    (0.01)               (0.09)




       See accompanying notes to the financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
      For the Three Months ended September 27, 1999 and September 30, 1998




                                                                                         Three Months          Three Months
                                                                                         Ended 9/27/99         Ended 9/30/98

Cash flows from operating activities:
       Net loss                                                                                  (245,510)          (1,071,063)
       Adjustments to reconcile net loss to net cash used in operating activities
            Depreciation and amortization                                                            9,731               13,896
            Loss on Restaurant Closure                                                              42,800
            Issuance of stock for services                                                         122,909               25,000
            Valuation of warrants for services                                                           -                2,166
            Changes in assets and liabilities                                                            -                    -
                    Decrease in accounts receivable                                                  3,031                  161
                    Decrease in inventory                                                            7,931                    -
                    Increase in prepaid expenses and other assets                                  (8,395)             (15,866)
                    Increase in accounts payable and accrued expenses                             (40,848)              577,453
                    (Decrease) Increase in other current liabilities                              (16,413)               29,546
                                                                                         -----------------    -----------------
Net cash used in operating activities                                                            (124,764)            (438,707)

Cash flows from investing activities:
       Capital expenditures                                                                      (294,942)             (26,900)
                                                                                         -----------------    -----------------
Net cash used in investing activities                                                            (294,942)             (26,900)

Cash flows from financing activities
       Proceeds from issuance in common stock                                                            -              165,000
       Principal repayments from borrowings                                                              -              (5,000)
                                                                                         -----------------    -----------------
Net cash provided by financing activities                                                                -              160,000


Net decrease in cash                                                                             (419,706)            (305,607)

Cash at beginning of period                                                                      2,337,675              311,328
                                                                                         -----------------    -----------------

Cash at end of period                                                                            1,917,969                5,721
                                                                                         -----------------    -----------------

Cash paid during the period for:
       Interest                                                                                          -                1,036
       Income taxes                                                                                      -                    -



            See accompanying notes to the financial statements.

SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES: NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Description of Business

      As of September 30, 1999, Spencer's Restaurant's and subsidiaries ("Company") owned and operated one restaurant in South Norwalk, Connecticut. The South Norwalk location, Rattlesnake Ventures Inc., features a casual dining concept with a Southwestern theme.

     On November 3, 1999, Spencer's Restaurants, Inc. ("Company") opened a new restaurant in Danbury, CT. This new restaurant will be a prototype, entitled Spencer's Restaurant. Spencer's specializes in steak, distinctive shrimp dishes and various other offerings in a casual, family dining environment.

Principles of Consolidation.

     The  consolidated  financial  statements  include the accounts of Spencer's
Restaurants,   Inc.  and   subsidiaries   (the   "Company").   All   significant
inter-company accounts and transactions have been eliminated in consolidation.

3. Consolidated Financial Statements.

     The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and June 30, 1999, and the results of operations and cash flows for the periods ended September 30, 1999 and September 30, 1998. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-end June 30, 1999. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results, which may be achieved for the full year.

4. Basis of Presentation

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, the Company's continuation as a going concern cannot be reasonably assured.

5. Private Placement Offering and Cost Reduction Plan.

     Subsequent to the completion of the private placement in February 1999 which effectively satisfied all short and long-term debt that was in default (see Private Placement Offering below), the Company has assembled a new management team and developed a new restaurant theme which was introduced at the recently reacquired Danbury, Connecticut location (as described in number one above in "Description of Business").

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

     On October 27, 1998, the Company commenced an offering (the "Offering") of its Series B Convertible Preferred Shares, $.10 par value. Between February 17, 1999 and July 2, 1999, the Company sold approximately $6,000,000 of Series B Preferred Shares pursuant to the Offering and converted approximately $1,350,000 of its debt to Company equity. During the Offering, the Company satisfied, by payment of cash and/or equity in the form of preferred and/or common stock, the following: (a) all outstanding Series C promissory notes; (b) certain outstanding Series B promissory notes; (c) all outstanding promissory notes related to the now-closed Fairfield facility; and (d) all outstanding promissory notes from (I) September 1997, (ii) March through June 1998, and (iii) October and November 1998, effectively satisfying all short term and long term debt which was in default.

     On July 2, 1999 the Company sold an additional 2,000 shares of its Series B Preferred Stock for a value of $50,000 as part of its Offering.

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

     Holders of preferred shares are entitled to receive, semi-annually, dividends at the rate of 8% per annum before any dividends may be paid with respect to the Common Stock, which shall be paid in cash or preferred shares at the election of the Company. If there is a failure to pay dividends, the Placement Agent, on behalf of such holders, has the right to designate one director to the Company's Board. In addition, if the Company fails to comply with its obligations to file and process a Registration Statement, the dividend rate will increase to 14% per annum from issuance. Dividends were paid in September 1999 in the form of 7,954 additional shares of Series B Preferred Stock. Dividends for the current quarter have been accrued.

     Pursuant to the March 1998 agreement to acquire the Ottomanelli Group, additional consideration due to anti-dilution provisions contained in the agreements in the form of common stock was payable to the Ottomanelli Group shareholders as a result of the private placement. In February 1999, 5,000,000 shares of common stock were issued pursuant to such provisions, as amended.

6. Restaurant Operations.

        See Description of Business in note number one, above.

       In April of 1999, 106 Federal Road Corporation, a wholly owned subsidiary of the Company, purchased the former Rattlesnake Restaurant building and accompanying land in Danbury, CT. Federal Road Restaurant Corporation, another wholly owned subsidiary of the Company leases this building from 106 Federal Road Corporation as the building has been renovated and styled per the new Spencer's Restaurants theme. This first Spencer's Restaurant opened for business on November 3, 1999.

     On September 2, 1999, the Company formally changed its name with the appropriate authorities to Spencer's Restaurants, Inc. (symbol: "SPST") from The Rattlesnake Holding Company Inc. (symbol: "RTTL")

     In September 1999, the Company finalized its agreement with the landlord of its previously closed restaurant in Flemington, New Jersey. The agreement completely satisfied all remaining obligations for past due rents, real estate taxes, utilities and outstanding $39,998 note payable. The Company assigned the liquor license in satisfaction of the note payable and issued 4,660 shares of Series B Preferred stock with a valuation of $116,500 to complete the settlement and to terminate the lease. The Company incurred $42,800 loss due to restaurant closure.

      On July 3, 1998, the Company entered into a contract for the purchase of a restaurant facility in Greenwich, Connecticut for $400,000 in a combination of cash and notes. The Company ultimately chose not to purchase this property.

     On July 2, 1998, the Company signed an agreement to purchase some of the assets of 1562 Restaurant Corp. Located at 1562 Second Avenue, New York City. The purchase price was $425,000 payable $20,000 on contract, $105,000 at closing, and a promissory note at 8.5% payable in 72 payments of $5,332.52. The Company decided not to pursue the acquisition of this restaurant.

7. Litigation

     The Company is a co-defendant in an action brought by an owner of an apartment above the South Norwalk Company restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act (CUTPA) based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the Company`s former Chairman on August 5, 1998.
Accordingly, the Company has recorded a $625,000 charge in the quarter ended September 30, 1998 to accrue this judgment. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. Accordingly, the Company reduced by $400,000, in the quarter ended December 31, 1998; the amount of the accrual recognized in the quarter ended September 30, 1998. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful.

     In July 1999, a demand letter was tendered to the Company by the legal counsel of the former Chairman seeking indemnification from potential liabilities arising out of this matter. This demand is based on an indemnification provision in an agreement between the former Chairman and the Company. The Company believes that there are valid defenses to the indemnification claim.

     Plaintiff's negligence claims in this matter are arguably covered by one or more of the Company's insurance policies. Farmington Casualty Company ("Farmington") and Insurance Company of Greater New York ("GNY"), Two out of three of the Company`s insurance carriers, retained counsel to represent the Company and defended the Company in this case under a reservation of rights. The third, Public Service Mutual Ins. Co., denied coverage for the claim altogether. GNY and Farmington have continued to prosecute the appeal in this matter, but under a reservation of rights. The Company has advised Farmington and GNY that it intends to pursue its rights in an action for damages and declaratory relief in the event that the appeal is unsuccessful and the insurance carriers refuse to provide coverage for plaintiff's claims. GNY and Farmington continue to reserve all rights with respect to coverage.

Settlement negotiations are ongoing. However, there can be no assurance of a satisfactory settlement.

     The Company is a defendant in an action for an alleged breach of a commercial lease in which damages exceeding $190,000 are being sought. The Company has disputed this claim and believes that the plaintiff has inadequately responded to the Company's demand for discovery and inspection and interrogatories. A compliance conference was adjourned to March 22, 2000. The Company intends to vigorously defend this action.

     The Company is also a party in various other legal actions incidental to the normal conduct of its business. Management is not aware of the ultimate resolution of these actions, nor believes they will be material and has an adverse affect on the Company's consolidated financial position, results of operations and liquidity.

MANAGEMENT DISCUSSION AND ANALYSIS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto issued in its 10-K report for the fiscal period June 28, 1999.

     This analysis by management contains some forward-looking statements. When we use the words" "anticipate," "believe," "estimate," "expect," and similar expressions that relate to the Company and its management, they are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.Our actual results performance and achievements could differ materially from the results expressed or implied by these forward-looking statements.

     Upon the finalization in 1999 of the $6,000,000 Series B Preferred Stock private placement offering, the Company completed its Cost Reduction Plan commenced in fiscal year 1997.

     The company presently operates a Rattlesnake Southwestern Grill in South Norwalk, Connecticut. The Company has closed all other restaurants previously owned as of June 30, 1999.

     The Company's new management team of experienced industry-specific personnel has developed a strategy through Company and franchised operation of a multi-regional chain of mid-priced steakhouse restaurants. The first "Spencer's Restaurant" opened in Danbury, Connecticut on November 3, 1999.

Operating results for the quarter ended September 30, 1999 as compared with the quarter ending September 30, 1998 are as follows:

     Gross restaurant sales decreased 52.7% to $323,697 for the quarter ended September 27, 1999 from $ 685,264 for quarter ended September 30, 1998. Likewise, net restaurant sales decreased 51.7% to $316,245 in 1999 from $654,657 in 1998. The decrease in restaurant sales resulted from a decrease in the number of restaurants operating during the period as only one restaurant was operating for the entire quarter ended September 30, 1999 as compared to three during the quarter ended September 30, 1998.

     Promotional sales decreased from $30,607 for the three months ended September 30, 1998 to $7,452 for the quarter ending September 27, 1999. This decrease is attributable to a reduction in the number of restaurants operating during the quarter, as noted above.

     Cost of food and beverage sales decreased as a percentage of net sales from 41.2% for the three months ended September 27, 1998 to 25.2% for the quarter ended September 27, 1999. The percentage decrease is attributable to efficiencies of the Rattlesnake South Norwalk, Connecticut unit operating during the quarter ended September 27, 1999. The cost of food and beverage sales decreased to $79,689 for the three months ended September 27, 1999 from $269,408 for the three months ended September 28, 1998. The decrease is attributable to a reduction in the number of units operating during the period, as noted above.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $168,757 for the three months ended September 27, 1999 as compared to $292,651 for the three months ended September 30, 1998. The decrease is attributable to a reduction in the number of units operating during the period. As a percentage of net restaurant sales, these costs increased to 53.4% in 1999 as compared to 44.7% in 1998. The percentage increase is attributable to allocating manager salaries over a smaller restaurant base.

     Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $27,785 for the three months ended September 27, 1999 from $232,715 for the three months ended September 30, 1998. The decrease is due to the closed units. As a percentage of net restaurant sales, these costs decreased from 35.6% in the three months ended September 30, 1998 to 8.8% for the for the quarter ended September 27, 1999.

     Depreciation and amortization expense, decreased from $11,093 or 1.6% of net restaurant sales for the three months ended September 30, 1998, to $9,731 or 3.1% of net sales for the three months ended September 27, 1999. This decrease is attributed to fewer restaurants.

     Selling, general and administrative expenses increased marginally from $227,423, or 34.7% for the quarter ended September 30, 1998, to $232,993, or 73.7% of net restaurant sales for the three months ended September 27, 1999. This amount of increase experienced is due to, in part, the enactment of SOP 98-5, as well corporate planning for expansion. (SOP 98-5 is a new accounting pronouncement that requires that the Company to expense all pre-opening costs or start-up costs that are not otherwise allowed to be capitalized (please see Note number seven above regarding new accounting pronouncements).

     In September 1999, the Company finalized its agreement with the landlord of its previously closed restaurant in Flemington, New Jersey. The agreement completely satisfied all remaining obligations for past due rents, real estate taxes, utilities and outstanding $39,998 note payable. The Company assigned the liquor license in satisfaction of the note payable and issued 4,660 shares of Series B Preferred Stock with a valuation of $116,500 to complete the settlement and to terminate the lease. The Company incurred $42,800 loss due to restaurant closure.

     Interest expense for the three months ended September 27, 1999 decreased $67,430 from the quarter ended September 30, 1998. This decrease is attributable to the debt conversion at the Private Placement. Interest expense for the Seriesll B Preferred Stock Private Placement is charged against equity.

YEAR 2000 MODIFICATIONS:

     The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000, resulting in possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process certain transactions, send invoices, or engage in similar normal business activities.

     The Company did not experience any problems as related to the Year 2000 Issue nor does the Company anticipate any latent Y2K as its operations use only updated computers with Y2K compliant systems. In sum, the Company's plan to prepare for and resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. As of September 30, 1999, the Company has fully completed its assessment of all internal systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems will not be significantly affected, particularly the general ledger, and inventory systems.

LIQUIDITY

     The Company has a long history of losses, which has depleted its capital resources and has resulted in the incurrence of a significant amount of indebtedness. Without additional funds, the Company will have to abandon its long-term plans for the Spencer's concept development and the opening of additional restaurants, and drastically reduce its corporate overhead. The Company estimates that the financing obtained at the Offering will enable the Company to affect some expansion and to operate through July 2000. There can be no assurance that the Company will have adequate resources after such time unless it conducts profitable operations and/or obtains additional financing of which there can be no assurance. The Company continues to explore equity investments but there is no assurance the Company will be successful.

     The Company has incurred aggregate losses since inception of $19,022,600 inclusive of a net loss for the quarter ended September 27, 1999 of $245,510. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 2000.

     Subsequent to the completion of the private placement in February 1999, which effectively satisfied all short and long-term debt that was in default, the Company has assembled a new management team and developed a new restaurant theme, which was introduced at the recently reacquired Danbury, Connecticut location (as described in number one above in "Description of Business").

     On October 27, 1998, the Company commenced an offering (the "Offering") of its Series B Convertible Preferred Shares, $.10 par value. Between February 17, 1999 and July 2, 1999, the Company sold approximately $6,000,000 of Series B Preferred Shares pursuant to the Offering and converted approximately $1,350,000 of its debt to Company equity. During the Offering, the Company satisfied, by payment of cash and/or equity in the form of preferred and/or common stock, the following: (a) all outstanding Series C promissory notes; (b) certain outstanding Series B promissory notes; (c) all outstanding promissory notes related to the now-closed Fairfield facility; and (d) all outstanding promissory notes from (i) September 1997, (ii) March through June 1998, and (iii) October and November 1998, effectively satisfying all short term and long term debt which was in default.

     In connection with this financing, the holders of 56,500 hares of Series A Preferred Stock exchanged their holdings for 55,370 shares of Series B Preferred Stock and waived the payment of accumulated dividends of $259,545.

      On July 2, 1999 the Company sold an additional 2,000 shares of its Series B Preferred Stock for a value of $50,000 as part of its Offering.

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

     Holders of preferred shares are entitled to receive, semi-annually, dividends at the rate of 8% per annum before any dividends may be paid with respect to the Common Stock, which shall be paid in cash or preferred shares at the election of the Company. If there is a failure to pay dividends, the Placement Agent, on behalf of such holders, has the right to designate one director to the Company's Board. In addition, if the Company fails to comply with its obligations to file and process a Registration Statement, the dividend rate will increase to 14% per annum from issuance. Dividends were paid in September 1999 in the form of 7.954 additional shares of Series B preferred stock. Dividends for the current quarter have been accrued.

     In April of 1999, 106 Federal Road Corporation, a wholly owned subsidiary of the Company, purchased the former Rattlesnake Restaurant building and accompanying land in Danbury, CT. for $1,350,000 in cash. Federal Road Restaurant Corporation, another wholly owned subsidiary of the Company leases this building from 106 Federal Road Corporation as the building has been renovated and styled per the new Spencer's Restaurants theme. The Company is pursuing refinancing for this property but there is no assurance that this will occur.

     Cash Flows from Operating Activities for the quarter ended September 27, 1999 were ($124,764) as opposed to ($438,707) for the same period in the previous year. The Cost Reduction Plan has called for the closing of unprofitable restaurants and this is to be acknowledged as the reason for the difference noted between 1999 and 1998. Net cash used in operating activities for the quarter ending December 27, 1999 were approximately ($300,000), unaudited, principally due to the startup and operating costs associated with the new Spencer's restaurant opened 11/3/99.

     Cash Flows from Investing Activities were ($294,942) for the quarter ended September 27, 1999 whereas in 1998, same quarter, ($26,900) accounted for the cash flows from investing activities. This difference can be attributed to the preparations of the new restaurant, Spencer's. The Company does not have further commitments for capital expenditures beyond the completion of the Danbury location (approximately $300,000) except those normally associated with day-to-day operations. However, the Company does plan to expand the Spencer's concept and should that occur, further capital expenditures would be required.

    Given the above, cash during the quarter ended September 27, 1999 decreased by $419,716 as compared to a decrease of $305,607 during the same quarter in 1998.

    At September 27, 1999, the following obligations are past due and in default; $18,750 of Series C subordinated notes payable, matured in August 1997, a $2089 subordinated note payable matured in August 1996 (the Company has been unable to locate either note holder).

   Management believes that the finalization of its Cost Reduction Plan, the launch of its new restaurant concept, Spencer's, and its $6,000,000 private placement financing will enable the Company to achieve profitable operations and restore liquidity. However, no assurances can be made that these objectives will be met.

SUBSEQUENT EVENTS

     On November 3, 1999, Spencer's Restaurant opened in Danbury, CT. Please see Notes 11and 6 above regarding the new Spencer's.

     On December 15, 1999, the Company's contract with its Chief Financial Officer was terminated.

     On December 31, 1999, a contract expired for consulting services being provided the Company by Shelly Frank.

     On January 31, 2000 the Company accepted the resignation of its Senior Vice President, Nicolo Ottomanelli. Mr. Ottomanelli remains on the Board of Director and provides consulting services to the Company on an as needed basis.

     On February 9, 2000, at the Annual Shareholders Meeting, the shareholders approved the 1999 Stock Option Plan and the 1999 Non-Employee Director's Stock Option Plan. The shareholders also re elected to the Board; Kenneth R. Berry to a three-year term, Stephen A. Stein to a two-year term and Nicolo Ottomanelli to a one-year term.

SAFE HARBOR STATEMENT

     Certain statements in this Form 10-QSB, including information set forth under "Management's Discussion and Analysis" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company`s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with potential acquisitions, successful implementation of the Company`s cost containment plan and new operating strategy, immediate need for additional capital, competition, and other risks detailed in the Company`s Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the fiscal year 1999, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein.

PART II - OTHER INFORMATION


Item 1: - Legal Proceedings

South Norwalk, Connecticut

     The Company is a co-defendant in an action brought by an owner of an apartment above the South Norwalk Company restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act (CUTPA) Based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the Company`s former Chairman on August 5, 1998. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful.

     In July 1999, a demand letter was tendered to the Company by the legal counsel of the former Chairman seeking indemnification from potential liabilities arising out of this matter. This demand is based on an indemnification provision in an agreement between the former Chairman and the Company. The Company believes that there are valid defenses to the indemnification claim.

     Plaintiff's negligence claims in this matter are arguably covered by one or more of the Company's insurance policies. Farmington Casualty Company ("Farmington") and Insurance Company of Greater New York ("GNY"), two out of three of the Company`s insurance carriers, retained counsel to represent the Company and defended the Company in this case under a reservation of rights. The third, Public Service Mutual Ins. Co., denied coverage for the claim altogether. GNY and Farmington have continued to prosecute the appeal in this matter, but under a reservation of rights. The Company has advised Farmington and GNY that it intends to pursue its rights in an action for damages and declaratory relief in the event that the appeal is unsuccessful and the insurance carriers refuse to provide coverage for plaintiff's claims. GNY and Farmington continue to reserve all rights with respect to coverage.

     Settlement negotiations are ongoing, however, there can be no assurance of a satisfactory settlement


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


Lynbrook, New York

     The Company is defending an action brought by Jack Cioffi Trust, the landlord of a former Rattlesnake restaurant in Lynbrook New York leased by a subsidiary of the Company. The action against the Company is based on an alleged guaranty of the lease payments due from the subsidiary of the Company. The Company is of the position that the landlord waived the guarantee at the time of the surrender of the premises in September 1997. The action seeks the sum of approximately $190,000. A Compliance Conference was adjourned until March 22, 2000. The Company intends to vigorously defend this action.

Item 2 - Changes in Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None in this quarter.

Item 4 - Submission of Matters to a Vote of Stockholders during July of 1999:

     The Stockholders of the Company, a majority thereof, voted to amend the number of shares available for issuance regarding the Company's 1999 Stock Option Plan, from 10,000,000 to 25,000,000 shares.

    Stockholders also voted to amend the number of shares available for issuance from 2,000,000 to 5,000,000 regarding the Company's 1999 Director's Stock Option Plan.

    Additionally, Stockholders resolved that appropriate officers of the Company are to be authorized and directed to take such actions and execute such documents, which they deem necessary or advisable to carry out the intent of the above noted resolutions.

Item 5. - Other Information.

     The Company's Common Stock is not listed on the NASDAQ Small Cap Market and as of November 4, 1997 was suspended from trading on the Boston Stock Exchange (the "BSE"). The BSE has applied for the de-listing of the Company common stock from such exchange pursuant to Rule 12d-2f2.

     The Company securities are traded on the NASDAQ Bulletin Board. Due to the nature of such markets and the "penny stock' rules to which the common stock trades (Rule 15g-9 promulgated under the SEC Act) there may not be a liquid trading market in the common stock.

Item 6. - Exhibits and Reports on Forms 8-K.

     During the quarter ended September 30 1999, the Company filed no reports on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Spencer's Restaurants, Inc.
                                  (Registrant)






                         By: /s/ Kenneth Berry
                             ---------------------
                                  Kenneth Berry
                                President and CEO





                         By: /s/ Henry Zowine
                             --------------------
                                  Henry Zowine
                                Chief Accountant