Form 10QSB
period 1999-12-27
SPENCERS RESTAURANTS INC
filed 2000-04-13
CIK 935499

10QSB Quarterly Report





                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1999

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

                                    Yes X No

   29,979,013 Common Shares, par value $.001 per share were outstanding as of
                                December 27, 1999

                                   FORM 10-QSB

                           Spencer's Restaurants, Inc.

                               December 27, 1999

                                      INDEX




Part I - Financial Information

Condensed Consolidated Balance Sheets as of December 27, 1999  (unaudited)     3
    and June 30, 1999

Unaudited Condensed Consolidated Statements of Operations for three months
and six months ended  December 27, 1999 and December 31, 1998                  4

Unaudited Condensed Consolidated Statements of Cash Flows for six months
    ended December 27, 1999 and December 31, 1998                              5

Notes to Unaudited Condensed Consolidated Financial Statements                 6

Management's Discussion and Analysis                                           9

Liquidity                                                                     11

Subsequent Events                                                             13

Safe Harbor Statement                                                         14


Part II - Other Information

Item 1:  Legal Proceedings                                                    15

Item 2:  Defaults Upon Senior Securities

Item 3:  Recent Sales of Unregistered Securities

Item 4:  Submission of Matters Stockholders' vote

Item 5:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

Signatures                                                                    17

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       December 27, 1999 and June 30, 1999


                                                              December 27, 1999        June 30, 1999
                                                                  Unaudited
ASSETS
Cash                                                          $       1,032,825        $   2,337,675
Accounts receivable                                                       3,981                9,754
Inventory                                                                14,298               16,688
Prepaids and other assets                                                13,165               11,918
                                                              --------------------------------------
Total current assets                                                  1,064,269            2,376,035

Fixed assets, net                                                     2,085,164            1,445,079
Intangibles, net                                                         21,584               20,769
Other assets                                                             82,133               76,383
                                                              --------------------------------------
                                                                      2,188,881            1,542,231
                                                              -----------------         ------------
Total Assets                                                  $       3,253,150        $   3,918,266
                                                              --------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long term debt                                    258,344               55,838
Accounts payable                                                        812,313              689,679
Accrued expenses                                                        469,625              678,221
Dividends payable                                                       343,318              198,846
Other current liabilities                                               147,783              171,621
                                                              --------------------------------------
Total current liabilities                                     $       2,031,383            1,794,205

Notes payable, net of current maturities                                      -              242,504
                                                              -----------------         ------------

Total Liabilities                                             $       2,031,383            2,036,709

Series B Preferred Stock                                                 34,317               32,856
  $.10 par value,  5,000,000 shares authorized
  December 27 and June 30, 1999 and 343,177
  and 328,563 shares issued and  outstanding
  at December 27 and June 30, 1999, respectively

Common Stock                                                             29,980               29,980
  $.001 par value, 4,000,000 shares
  authorized; 29,979,013 issued and
  outstanding at December 27 and June 30, 1999

Additional paid in capital                                           20,986,092           20,794,657
Accrued dividends                                                     (343,318)            (198,846)
Accumulated deficit                                                (19,485,304)         (18,777,090)
                                                              --------------------------------------
Total stockholders' equity
                                                                      1,221,767            1,881,557

Total liabilities & stockholder's equity                      $       3,253,150            3,918,266
                                                              --------------------------------------

See accompanying notes to the unaudited condensed consolidated financial statements

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations
    Three Months and Six Months Ended December 27, 1999 and December 31, 1998


                                                           Three Months Ended:                          Six Months Ended:

                                                     December 27, 1999   December 31, 1998    December 27, 1999   December 31, 1998

 Restaurant Sales                                    $         558,114   $         414,001    $         881,811   $       1,099,265
Less: promotional sales                                       (16,453)            (14,377)             (23,904)            (44,983)
                                                     ------------------------------------------------------------------------------
Net Restaurant Sales                                           541,661            399,624               857,907           1,054,282

Cost and expenses:
Cost of food and beverage sales                                234,220            152,587               313,910             421,998
Restaurant salaries and fringe benefits.                       393,307            154,014               562,064             446,665
Occupancy and related expenses                                  27,745            136,766                55,530             376,078
Depreciation and amortization                                    7,840             11,189                17,571              22,282
Loss on restaurant closure                                           -                  -                42,800                   -
                                                     ------------------------------------------------------------------------------
Total restaurant costs and expenses                            663,112            454,556               991,875           1,267,023

Selling, general and administrative                            341,253            156,650               574,246             377,473
Interest expense, net                                                -             63,755                     -             131,185
Litigation award                                                     -          (400,000)                     -             225,000
                                                     ------------------------------------------------------------------------------
                                                               341,243          (179,595)               574,246             733,658

Total Expenses                                               1,004,365            274,961             1,566,121           2,000,681
                                                     -----------------   ----------------       ---------------    ----------------

Net Income/(loss) before Extraordinary Item                  (462,704)            124,663             (708,214)           (946,399)

Extraordinary Item:
Gain on the Extinguishment of Debt                                   -             88,950                     -              88,950
                                                     -----------------   ----------------       ---------------    ----------------

Net Income/(loss) before Preferred Dividends                 (462,704)            213,613             (708,214)           (857,449)

Dividends on Preferred Shares                                (171,659)           (25,954)             (343,318)            (51,909)
                                                     -----------------   ----------------       ---------------    ----------------

Net Income/(loss)  Available to Common
Stockholders                                         $       (634,363)   $        187,659       $   (1,051,532)    $      (909,358)
                                                     ------------------------------------       -----------------------------------

Weighted Average of Common Shares                           29,979,013         13,130,503            29,979,013          12,693,324
Outstanding at 12/27/99 and 12/31/98:


Net Income/(Loss) Per Common Shareholder             $          (0.02)   $          0.01        $        (0.04)    $         (0.07)
                                                     ------------------------------------------------------------------------------



             See the notes to the unaudited condensed consolidated financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows Six Months Ended December 27, 1999 and December 31, 1998




                                                                             December 27, 1999                   December 31, 1998
Cash flows from operating activities:
    Net loss                                                                 $       (708,214)                           (857,449)
   Adjustments to reconcile net loss to net cash used in operating activities
            Depreciation and amortization                                               17,571                              25,085
            Loss on restaurant closure                                                  42,800
            Litigation Award                                                                                               225,000
            Gain on the Extinguishment of Debt                                                                            (88,950)
            Valuation of warrants for services                                                                               4,331
            Issuance of stock for services                                              72,909                              25,000
            Changes in assets and liabilities
                    Decrease in accounts receivable                                      5,773                              10,853
                    Decrease in inventory                                                2,390                              13,537
                    Increase in prepaid expenses and other assets                      (6,997)                             (4,738)
                    (Decrease) increase in accounts payable and accrued
                    expenses                                                          (85,962)                              88,017
                    (Decrease) increase in other current liabilities                  (23,838)                              14,521
                                                                             -----------------       -----------------------------
Net cash used in operating activities                                                (683,568)                           (544,793)

Cash flows from investing activities:
       Capital expenditures                                                          (671,282)                            (26,900)
                                                                             -----------------       -----------------------------
Net cash used in investing activities                                                (671,282)                            (26,900)

Cash flows from financing activities
       Proceeds from Issuance of preferred stock                                        50,000                                   -
       Proceeds from Issuance of Convertible Notes                                           -                             150,000
       Proceeds from issuance in common stock                                                -                             153,500
       Principal repayments from borrowings                                                  -                            (25,000)
                                                                             -----------------       -----------------------------
Net cash provided by financing activities                                               50,000                             278,500

Net decrease in cash                                                               (1,304,850)                           (293,193)

Cash at beginning of period                                                          2,337,675                             311,328
                                                                             -----------------       -----------------------------

Cash at end of period                                                                1,032,825                              18,135
                                                                             -----------------       -----------------------------

Cash paid during the period for:

       Interest                                                                              -                              51,036

       Income taxes                                                                          -                                   -

            See the notes to the unaudited condensed consolidated financial statements.

SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES: NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Description of Business

      As of December 27, 1999, Spencer's Restaurant's and subsidiaries ("Company") owned and operated two restaurants: One in South Norwalk, Connecticut and the other in Danbury, Connecticut. The South Norwalk location, Rattlesnake Ventures Inc., features a casual dining concept with a Southwestern theme.

     The Danbury restaurant, opened on November 3, 1999, is the prototype of the new Spencer's Restaurants theme. "Spencer's" specializes in steak, distinctive shrimp dishes and various other offerings in a casual, family dining environment.

2. Principles of Consolidation.

     The  consolidated  financial  statements  include the accounts of Spencer's
Restaurants,   Inc.  and   subsidiaries   (the   "Company").   All   significant
inter-company accounts and transactions have been eliminated in consolidation.

3. Consolidated Financial Statements.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of December 27, 1999 and June 30, 1999, and the results of operations and cash flows for the periods ended December 27, 1999 and December 31, 1998. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-end June 30, 1999. The results of operations for the period ended December 27, 1999 are not necessarily indicative of the operating results, which may be achieved for the full year.

4. Basis of Presentation

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, the Company's continuation as a going concern cannot be reasonably assured.

5. Private Placement Offering and Cost Reduction Plan.

     Subsequent to the completion of the private placement in February 1999, which effectively satisfied all short and long-term debt that was in default (see Private Placement Offering below), the Company assembled a new management team and developed a new restaurant theme which was introduced at the recently reacquired Danbury, Connecticut location (as described in note number one above, "Description of Business").

     Management believes that the finalization of its cost reduction plan and approximately $6,000,000 in private placement financing will enable the Company to achieve profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of the goals outlined in the Company's strategic plans, or if such plans are achieved, that the Company's operations will be profitable.

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

    The Company did file a registration statement on August 16, 1999 and plans to file an amended registration during the 4th quarter.

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

          Dividends for the first and second quarters have been accrued at 8% per annum. The Company plans to pay these dividends in the form of additional shares of Series B Stock during the 4th quarter.

          Dividends were paid in September 1999 in the form of 7,954 additional shares of Series B Preferre dStock.

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

     On September 3, 1999, the Company formally changed its name with the appropriate authorities to Spencer's Restaurants, Inc. (symbol: "SPST") from The Rattlesnake Holding Company Inc. (symbol: "RTTL")

     In September 1999, the Company finalized its agreement with the landlord of its previously closed restaurant in Flemington, New Jersey. The agreement completely satisfied all remaining obligations for past due rents, real estate taxes, utilities and outstanding $39,998 note payable. The Company assigned the liquor license in satisfaction of the note payable and issued 4,660 shares of Series B Preferred stock with a valuation of $116,500 to complete the settlement and to terminate the lease. The Company incurred a $42,800 loss due to the finalization of the restaurant closure.

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

     On December 15, 1999, the Company's contract with its Chief Financial Officer was terminated without payment or further remuneration.


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

     The Company is a defendant in an action for an alleged breach of a commercial lease in which damages exceeding $190,000 are being sought. The Company has disputed this claim and believes that the plaintiff has inadequately responded to the Company's demand for discovery and inspection and interrogatories. A compliance conference was adjourned to May 5, 2000. The Company intends to vigorously defend this action.

     The Company is also a party in various other legal actions incidental to the normal conduct of its business. Management is not aware of the ultimate resolution of these actions, nor believes they will be material and have an adverse affect on the Company's consolidated financial position, results of operations and liquidity.

MANAGEMENT DISCUSSION AND ANALYSIS

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto issued in its 10-K report for the fiscal period June 30, 1999.

     This analysis by management contains some forward-looking statements. When we use the words" "anticipate," "believe," "estimate," "expect," and similar expressions that relate to the Company and its management, they are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results performance and achievements could differ materially from the results expressed or implied by these forward-looking statements.

     Upon the finalization in 1999 of the $6,000,000 Series B Preferred Stock private placement offering, the Company completed its Cost Reduction Plan commenced in fiscal year 1997.

     The company presently operates a Rattlesnake Southwestern Grill in South Norwalk, Connecticut and the Spencer's Restaurant in Danbury, CT. The Company has closed all other restaurants previously owned as of June 30, 1999.

     The  Company's  new  management   team  of  experienced   industry-specific
personnel has developed a strategy through Company and franchised operation of a multi-regional chain of mid-priced steakhouse restaurants.

Operating results for the quarter ended December 27, 1999 as compared with the quarter and six months ended December 31, 1998 are as follows:

     Gross restaurant sales increased 34.8% to $558,114 for the quarter ended December 27, 1999 from $414,001 for quarter ended December 31, 1998. For the six months ended December 27, 1999 gross restaurant sales decreased 19.8% to $881,811 from $1,099,265 for the six months ended December 31, 1998. Likewise, net restaurant sales increased 35.5% to $541,661 for the quarter in 1999 from $399,624 for this same quarter in 1998. For the six months ended December 27, 1999 net restaurant sales decreased 18.6% to $857,907 from $1,054,282. These increases in restaurant sales for the quarter ended December 27, 1999 are due in part to the new Spencer's restaurant opening in November of 1999.

     Promotional sales increased from $14,377 for the three months ended December 31, 1998 to $16,453 for the quarter ending December 27, 1999. This 14.4% increase is attributable to the commencement of operations of the new Spencer's Restaurant which opened November 3, 1999. Promotional sales for the six months ended December 27, 1999 decreased from $44,983 for the six months ended December 31, 1998 to $23,904, a 46.9% decrease.

     Cost of food and beverage sales increased as a percentage of net sales from 38.2% for the three months ended December 31, 1998 to 43.2% for the quarter ended December 27, 1999. The percentage increase is attributable to Training, Research and Development, and other pre-opening costs expensed this year due to the change in accounting rules and the opening of a new restaurant (SOP 98-5). The cost of food and beverage sales increased to $234,220 for the three months ended December 27, 1999 from $152,587 for the three months ended December 31, 1998. For the six months ended December 27, 1999, the cost of food and beverage sales decreased as a percentage of net sales from 40.0% for the six months ended December 31, 1998 to 36.6%. The cost of food and beverage sales decreased to $313,910 for the six months ended December 27, 1999 from $421,998 for the six months ended December 31, 1998.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, increased to $393,307 for the three months ended December 27, 1999 from $154,014 for the three months ended December 31, 1998. The increase is attributable to several factors, including the new restaurant opening during on November 3, 1999, preparation of staff regarding same, and a Manager in Training Program geared towards future expansion. For the six months ended December 27, 1999 restaurant salaries and fringe benefits increased to $562,064 from $446,665 for the six months ended December 31, 1998. This increase is mostly attibutable to the new restaurant opening of Spencer's in November, 1999.

     Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $27,745 for the three months ended December 27, 1999 from $136,766 for the three months ended December 31, 1998. The decrease is due to the closure of unprofitable units. As a percentage of net restaurant sales, these costs decreased from 34.2% in the three months ended December 31, 1998 to 5.1% for the quarter ended December 27, 1999. For the six months ended December 27, 1999 occupancy and other related expenses decreased to $55,530 from $376,078 for the six months ended December 31, 1998. As a percentage of net restaurant sales these costs decreased from 35.6% to 6.4% for the six months ended December 31, 1998 and December 27, 1999 respectively.

     Depreciation and amortization expense, decreased from $11,189 or 2.8% of net restaurant sales for the three months ended December 31, 1998, to $7,840 or 1.4% of net sales for the three months ended December 27, 1999. Depreciation and amortization expense decreased from $22,282 or 2.1% of net restaurant sales for the six months ended December 31, 1998 to $17,571 or 2.0% of net restaurant sales for the six months ended December 27, 1999.

     Selling, general and administrative expenses increased from $156,650, or 39.2% of net sales for the quarter ended December 31, 1998, to $341,253, or 63.0% of net sales, for the three months ended December 27, 1999. This amount of increase experienced is due to, in part, the enactment of SOP 98-5, as well corporate planning for expansion. (SOP 98-5 is a new accounting pronouncement that requires that the Company to expense all pre-opening or start-up costs that are not otherwise allowed to be capitalized. Selling, general and administrative expenses increased from $377,473 or 35.8% of net restaurant sales for the six months ended December 31, 1998 to $574,246 or 66.9% of net restaurant sales for the six months ended December 27, 1999.

     The Company did not incur any interest expense, net, for the three months ended December 27, 1999 and for the six months ended December 27, 1999 compared to costs of $63,755 and $131,185 for the three months ended December 31, 1998 and the six months ended December 31, 1998 respectively.

     The Company is a co-defendant in an action brought by an owner of an apartment above the South Norwalk Company restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act (CUTPA) based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the company's former Chairman on August 5, 1998.
Accordingly, the Company recorded a $625,000 charge in the quarter ended September 30, 1998 to accrue this judgment. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for the plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. Accordingly, the company reduced by $400,000, in the quarter ended December 31, 1998, the amount of the charge recognized in the quarter ended September 30, 1998. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by the other defendants against the Company in the event the plaintiff's appeal is successful.

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

     The Company did not experience any problems as related to the Year 2000 Issue nor does the Company anticipate any latent Y2K as its operations use only updated computers with Y2K compliant systems. In sum, the Company's plan to prepare for and resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing and implementation. As of December 27, 1999, the Company has fully completed its assessment of all internal systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems will not be significantly affected, particularly the general ledger, and inventory systems.

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

   The Company has incurred aggregate losses since inception of $19,485,304 inclusive of a net loss for the six months ended December 27, 1999 of $708,214. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 2000.

     Subsequent to the completion of the private placement in February 1999, which effectively satisfied all short and long-term debt that was in default, the Company has assembled a new management team and developed a new restaurant theme, which was introduced at the recently reacquired Danbury, Connecticut location (as described in note number one above in "Description of Business").

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

     The Company did file a registration statement on August 16, 1999 and plans to file an amended registration statement during the 4th quarter.

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

     Dividends for the first and second quarters have been accrued at 8% per annum. The Company plans to pay these dividends in the form of additional shares of Series B Preferred Stock during the 4th quarter.

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

     Cash Flows from Operating Activities for the six months ended December 27, 1999 were ($683,568) as opposed to ($544,793) for the same period in the previous year.

     Cash Flows used in Investing Activities were ($671,282) for the six months ended December 27, 1999 whereas in 1998, for the first six months, ($26,900) accounted for the cash flows used in investing activities. This difference can be attributed to the preparations of the new restaurant, Spencer's. The Company does not have further commitments for capital expenditures beyond the completion of the Danbury location except those normally associated with day-to-day operations. However, the Company does plan to expand the Spencer's concept and should that occur, further capital expenditures would be required.

     Cash Flows from Financing Activities were $50,000 for the six months ended December 27, 1999 due to the sale of Series B Preferred Stock in July, 1999 whereas in 1998 for six months cash flows from financing activities were $278,500.

    Given the above, cash during the six months' ended December 27, 1999 decreased by $1,304,850 as compared to a decrease of $293,193 during the same six months in 1998.

     At December 27, 1999, the following obligations are past due and in default; $18,750 of Series C subordinated notes payable, matured in August 1997, and $2,089 subordinated note payable matured in August 1996 (the Company has been unable to locate either note or note holder).

   Management believes that the finalization of its Cost Reduction Plan, the launch of its new restaurant concept, Spencer's, and $6,000,000 in private placement financing will enable the Company to achieve profitable operations and restore liquidity. However, no assurances can be made that these objectives will be met.

SUBSEQUENT EVENTS

     On December 31, 1999, a contract scheduled to expire October, 2001 for consulting services being provided the Company was terminated by the consultant.

     On January 31, 2000 the Company accepted the resignation of its Senior Vice President, Nicolo Ottomanelli. Mr. Ottomanelli remains on the Board of Director and provides consulting services to the Company on an as needed basis. His contract was terminated effective with the resignation without payment or further remuneration.

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


Lynbrook, New York

     The Company is defending an action brought by Jack Cioffi Trust, the landlord of a former Rattlesnake restaurant in Lynbrook New York leased by a subsidiary of the Company. The action against the Company is based on an alleged guaranty of the lease payments due from the subsidiary of the Company. The Company is of the position that the landlord waived the guarantee at the time of the surrender of the premises in September 1997. The action seeks the sum of approximately $190,000. A Compliance Conference was adjourned until May 5, 2000. The Company intends to vigorously defend this action.

Item 2 - Changes in Securities and Use of Proceeds

None.


Item 3 - Defaults Upon Senior Securities

None in this quarter.


Item 4 - Submission of Matters to a Vote of Stockholders during the quarter ending December 27, 1999:

None.


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

     During the quarter ended December 27, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Spencer's Restaurants, Inc.
                                  (Registrant)







                         By: /s/ Kenneth Berry
                             ---------------------
                                  Kenneth Berry
                            President and Acting CFO






                         By: /s/ Henry Zowine
                             --------------------
                                  Henry Zowine
                                Chief Accountant