Form 10QSB/A
period 1999-09-27
SPENCERS RESTAURANTS INC
filed 2000-04-27
CIK 935499

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

                          Yes X                    No

   29,979,013 Common Shares, par value $.001 per share were outstanding as of
                               September 27, 1999

                                   FORM 10-QSB

                           Spencer's Restaurants, Inc.

                               September 27, 1999

                                      INDEX



Part I - Financial Information

Condensed Consolidated Balance Sheets as of September 27, 1999                                   3
    and June 30, 1999

UnauditedCondensed Consolidated  Statements of Operations for three months ended                 4
    September 27, 1999 and September 30, 1998

Unaudited Condensed Consolidated Statements of Cash Flows for three months ended                 5
    September 27, 1999 and September 30, 1998


Notes to Unaudited Condensed Consolidated Financial Statements                                   6

Management's Discussion and Analysis                                                             9

Liquidity                                                                                       11

Subsequent Events                                                                               13

Safe Harbor Statement                                                                           14


Part II - Other Information

Item 1:  Legal Proceedings                                                                      15

Item 2:  Defaults Upon Senior Securities

Item 3:  Recent Sales of Unregistered Securities

Item 4:  Submission of Matters Stockholders' vote

Item 5:  Other Information

Item 6:  Exhibits and Reports on Form 8-K

Signatures                                                                                     17


                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      September 27, 1999 and June 30, 199


                                                              9/27/99            6/30/99
Assets                                                      Unaudited
Current Assets
      Cash                                             $    1,917,969          2,337,675
      Accounts Receivable                                       6,723              9,754
      Inventory                                                 8,757             16,688
      Prepaid expenses and other current assets                16,296             11,918
                                                       --------------     --------------
Total current assets                                        1,949,746          2,376,035

Land, building and equipment                                1,730,291          1,445,079
Intangible assets, net                                         19,036             20,769
Other assets                                                   82,133             76,383
                                                       --------------     --------------
Total assets                                           $    3,781,205          3,918,266


Liabilities and Stockholders' Equity

Current Liabilities
      Current maturities                                      258,344             55,838
      Accounts payable                                        863,858            689,679
      Accrued expenses                                        476,005            678,221
      Dividends payable                                       171,659            198,846
      Other current liabilities                               155,208            171,621
                                                       --------------    ---------------
Total current liabilities                              $    1,925,074          1,794,205

Notes payable, net of current maturities                            -            242,504

Total Liabilities                                           1,925,074          2,036,709

Stockholders' Equity
      Series B Preferred Stock                                 34,317             32,856
      Stock, $.10 par value, 5,000,000 shares
      authorized  at  September  27 and June 30,
      1999 and  343,177  shares  and 328,563
      issued  and   outstanding  at  September  27th
      and  June  30th, respectively, of 1999

Common stock                                                   29,980             29,980
       $.001 par value, 4,000,000 shares
       authorized; 29,979,013 issued and
       outstanding as of September 27, 1999 and
       June 30, 1999.

Additional paid-in capital                                 20,986,092         20,794,657
Accrued dividends                                           (171,659)          (198,846)
Accumulated deficit                                      (19,022,600)       (18,777,090)
                                                       --------------    ---------------
Total stockholders' equity                                  1,856,130          1,881,557
                                                       --------------    ---------------
Total liabilities and stockholders' equity                  3,781,205          3,918,266
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


                                                         Three Months          Three Months
                                                         Ended 9/27/99         Ended 9/30/98

Restaurant sales                                         $         323,697              685,264
Less: promotional sales                                            (7,452)             (30,607)
                                                         -----------------    -----------------

       Net restaurant sales                                        316,245              654,657

Costs and expenses:
Cost of food and beverage sales                                     79,689              269,408
Restaurant salaries and fringe benefits                            168,757              292,651
Occupancy and related expenses                                      27,785              232,715
Depreciation and amortization                                        9,731               11,093
Loss on restaurant closure                                          42,800                    -
                                                         -----------------    -----------------
       Total restaurant costs and expenses                         328,762              805,867

Selling, general and administrative                                232,993              227,423
Interest expense, net                                                    -               67,430
Litigation award                                                         -              625,000
                                                         -----------------    -----------------
Total expenses                                                     232,993              919,853


Net loss                                                         (245,510)          (1,071,063)

Dividends on preferred shares                                    (171,659)             (25,954)
                                                         -----------------    -----------------

       Net loss applicable to common stockholders                (417,169)          (1,097,017)
                                                         =================    =================


       Weighted Average of Common Shares
         Outstanding at 9/30/99:                                29,979,013           12,256,143

       Net Loss Per Share
                                                                    (0.01)               (0.09)


               See accompanying notes to the financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
      For the Three Months ended September 27, 1999 and September 30, 1998


                                                                                         Three Months          Three Months
                                                                                         Ended 9/27/99         Ended 9/30/98

Cash flows from operating activities:
       Net loss                                                                          $    (245,510)          (1,071,063)
       Adjustments to reconcile net loss to net cash used in operating activities
            Depreciation and amortization                                                         9,731               13,896
            Issuance of stock for services                                                       42,800
            Valuation of warrants for services                                                   72,909               25,000
            Changes in assets and liabilities                                                         -                2,166
                    Decrease in accounts receivable                                                   -                    -
                    Decrease in inventory                                                         3,031                  161
                    Increase in prepaid expenses and other assets                                 7,931                    -
                    Increase in accounts payable and accrued expenses                           (8,395)             (15,866)
                    (Decrease) Increase in other current liabilities                           (40,848)              577,453
                                                                                               (16,413)               29,546
Net cash used in operating activities                                                     -------------          -----------
                                                                                              (174,764)            (438,707)
Cash flows from investing activities:
       Capital expenditures                                                                   (294,942)             (26,900)
                                                                                          -------------          -----------
Net cash used in investing activities                                                         (294,942)             (26,900)

Cash flows from financing activities
       Proceeds from issuance in common stock                                                    50,000              165,000
       Principal repayments from borrowings                                                           -              (5,000)
                                                                                           ------------          -----------
Net cash provided by financing activities                                                        50,000              160,000


Net decrease in cash                                                                          (419,706)            (305,607)

Cash at beginning of period                                                                   2,337,675              311,328
                                                                                           ------------          -----------

Cash at end of period                                                                         1,917,969                5,721
                                                                                           ------------          -----------

Cash paid during the period for:
       Interest                                                                                       -                1,036
       Income taxes                                                                                   -                    -


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

Operating results for the quarter ended September 30, 1999 as compared with the quarter ending September 30, 1998 are as follows:

     Gross restaurant sales decreased 52.7% to $323,697 for the quarter ended September 30, 1999 from $ 685,264 for quarter ended September 30, 1998. Likewise, net restaurant sales decreased 51.7% to $316,244 in 1999 from $654,657 in 1998. The decrease in restaurant sales resulted from a decrease in the number of restaurants operating during the period as only one restaurant was operating for the entire quarter ended September 30, 1999 as compared to three during the quarter ended September 30, 1998.

     Promotional sales decreased from $30,607 for the three months ended September 30, 1998 to $7,452 for the quarter ending September 30, 1999. This decrease is attributable to a reduction in the number of restaurants operating during the quarter, as noted above.

     Cost of food and beverage sales decreased as a percentage of net sales from 41.2% for the three months ended September 30, 1998 to 25.2% for the quarter ended September 30, 1999. The percentage decrease is attributable to efficiencies of the Rattlesnake South Norwalk, Connecticut unit operating during the quarter ended September 30, 1999. The cost of food and beverage sales decreased to $79,689 for the three months ended September 30, 1999 from $269,408 for the three months ended September 28, 1998. The decrease is attributable to a reduction in the number of units operating during the period, as noted above.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, decreased to $168,757 for the three months ended September 30, 1999 as compared to $292,651 for the three months ended September 30, 1998. The decrease is attributable to a reduction in the number of units operating during the period. As a percentage of net restaurant sales, these costs increased to 53.4% in 1999 as compared to 44.7% in 1998. The percentage increase is attributable to allocating manager salaries over a smaller restaurant base.

     Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased to $27,785 for the three months ended September 30, 1999 from $232,715 for the three months ended September 30, 1998. The decrease is due to the closed units. As a percentage of net restaurant sales, these costs decreased from 35.6% in the three months ended September 30, 1998 to 8.8% for the for the quarter ended September 30, 1999.

     Depreciation and amortization expense, decreased from $11,093 or 1.6% of net restaurant sales for the three months ended September 30, 1998, to $9,731 or 3.1% of net sales for the three months ended September 30, 1999. This decrease is attributed to fewer restaurants.

     Selling, general and administrative expenses increased marginally from $227,423, or 34.7% for the quarter ended September 30, 1998, to $232,993, or 73.7% of net restaurant sales for the three months ended September 30, 1999. This amount of increase experienced is due to, in part, the enactment of SOP 98-5, as well corporate planning for expansion. (SOP 98-5 is a new accounting pronouncement that requires that the Company to expense all pre-opening costs or start-up costs that are not otherwise allowed to be capitalized (please see Note number seven above regarding new accounting pronouncements).

     Interest expense for the three months ended September 30, 1999 decreased $67,430 from the quarter ended September 30, 1998. This decrease is attributable to the debt conversion at the Private Placement. Interest expense for the Seriesll B Preferred Stock Private Placement is charged against equity.

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

The Company has incurred aggregate losses since inception of $18,979,000 inclusive of a net loss for the quarter ended September 30, 1999 of $202,710. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 2000.

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

    Cash Flows from Operating Activities for the quarter ended September 30, 1999 were ($124,764) as opposed to ($438,707) for the same period in the previous year. The Cost Reduction Plan has called for the closing of unprofitable restaurants and this is to be acknowledged as the reason for the difference noted between 1999 and 1998. Net cash used in operating activities for the quarter ending 12/31/99 were approximately ($300,000), unaudited, principally due to the startup and operating costs associated with the new Spencer's restaurant opened 11/3/99.

Cash Flows from Investing Activities were ($294,942) for the quarter ended September 30, 1999 whereas in 1998, same quarter, ($26,900) accounted for the cash flows from investing activities. This difference can be attributed to the preparations of the new restaurant, Spencer's. The Company does not have further commitments for capital expenditures beyond the completion of the Danbury location (approximately $300,000) except those normally associated with day-to-day operations. However, the Company does plan to expand the Spencer's concept and should that occur, further capital expenditures would be required.

    Given the above, cash during the quarter ended September 30, 1999 decreased by $419,716 as compared to a decrease of $305,607 during the same quarter in 1998.

    At September 30, 1999, the following obligations are past due and in default; $18,750 of Series C subordinated notes payable, matured in August 1997, a $2089 subordinated note payable matured in August 1996 (the Company has been unable to locate either note holder).

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


                           Spencer's Restaurants, Inc.
                                  (Registrant)






                         By: /s/ Kenneth Berry
                             --------------------
                                  Kenneth Berry
                                President and CEO





                         By: /s/ Henry Zowine
                             -------------------
                                  Henry Zowine
                                Chief Accountant