Form 10QSB
period 2000-03-27
SPENCERS RESTAURANTS INC
filed 2000-05-31
CIK 935499

10QSB Quarterly Report





                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2000

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

                                Yes X      No

   29,979,013 Common Shares, par value $.001 per share were outstanding as of
                                 March 27, 2000

                                   FORM 10-QSB

                           Spencer's Restaurants, Inc.

                                 March 27, 2000

                                      INDEX





Part I - Financial Information

Condensed Consolidated Balance Sheets as of March 27, 2000  (unaudited)                         3
         and June 30, 1999

Unaudited Condensed Consolidated Statements of Operations for three months
and nine months ended  March 27, 2000 and March 31, 1999                                        4

Unaudited Condensed Consolidated Statements of Cash Flows for nine months ended                 5
       March 27, 2000 and March 31, 1999

Notes to Unaudited Condensed Consolidated Financial Statements                                  6

Management's Discussion and Analysis                                                            9

Liquidity
11

Safe Harbor Statement                                                                           13


Part II - Other Information

Item 1:  Legal Proceedings                                                                      13

Item 2:  Changes in Securities and use of Proceeds                                              14

Item 3:  Defaults Upon Senior Securities                                                        14

Item 4:  Submission of Matters Stockholders' vote                                               14

Item 5:  Other Information                                                                      14

Item 6:  Exhibits and Reports on Form 8-K                                                       14

Signatures                                                                                      14

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        March 27, 2000 and June 30, 1999


                                                              March 27, 2000                  June 30, 1999
ASSETS                                                         Unaudited
Cash                                                      $             605,347              $      2,337,675
Accounts receivable                                                      10,083                         9,754
Inventory                                                                41,814                        16,688
Prepaids and other assets                                                29,082                        11,918
                                                          ---------------------------------------------------
Total current assets                                                    686,326                     2,376,035

Fixed assets, net                                                     2,069,563                     1,445,079
Intangibles, net                                                         10,256                        20,769
Other assets                                                             82,605                        76,383
                                                          ---------------------              ----------------
                                                                      2,162,424                     1,542,231
                                                          ---------------------------------------------------
Total assets                                               $          2,848,750              $      3,918,266
                                                          ===================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current maturities of long term debt                       $            258,344                        55,838
Accounts payable                                                        792,973                       689,679
Accrued expenses                                                        451,309                       678,221
Dividends payable                                                       178,450                       198,846
Other current liabilities                                               156,976                       171,621
                                                          ---------------------------------------------------
Total current liabilities                                             1,838,052                     1,794,205

Notes payable, net of current maturities                                      -                       242,504
                                                          ---------------------              ----------------

Total liabilities                                          $          1,838,052                     2,036,709
                                                          ===================================================

Series B Preferred Stock                                                 35,690                        32,856
  $.10 par value,  5,000,000 shares  authorized
  March 27, 2000 and June 30, 1999 and 356,909
  and 328,563  shares issued and  outstanding
  at March 27, 2000 and June 30, 1999, respectively

Common Stock                                                             29,980                        29,980
  $.001 par value, 400,000,000 shares
  authorized; 29,979,013 issued and
  outstanding at March 27, 2000 and June 30, 1999

Additional paid in capital                                           20,986,092                    20,794,657

Accrued dividends                                                      (178,450)                     (198,846)
Accumulated deficit                                                 (19,862,614)                  (18,777,090)
                                                          ----------------------------------------------------
Total stockholders' equity                                            1,010,698                      1,881,557
                                                          ----------------------------------------------------
Total liabilities & stockholders' equity                   $          2,848,750                      3,918,266
                                                          ====================================================


See accompanying notes to the unaudited condensed consolidated financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Operations
      Three Months and Nine Months Ended March 27, 2000 and March 31, 1999


                                                      Three Months Ended:                             Nine Months Ended:

                                              March 27, 2000        March 31, 1999             March 27, 2000      March 31, 1999

Restaurant sales                             $      893,869        $      322,808             $    1,775,680      $    1,421,073
Less: promotional sales                             (28,058)              (10,548)                   (51,962)            (55,664)
                                               -------------        --------------             --------------      ---------------
Net restaurant sales                                 865,811               312,260                  1,723,718          1,365,409

Cost and expenses:
Cost of food and beverage sales                      299,778                98,763                    613,688            520,759
Restaurant salaries and fringe benefits              467,100               112,429                  1,029,164            560,770
Occupancy and related expenses                        48,082                40,271                    103,611            416,747
Depreciation and amortization                         20,786                13,893                     38,357             36,175
                                              ------------------------------------------------------------------------------------
                                                     835,746               265,356                  1,784,820          1,534,451

Selling, general and administrative                  358,121             1,587,185                    932,367          2,050,405
Loss on closure of restaurant sites and                    -               365,000                     42,800            365,000
 impairment charges

Interest expense, net                                 26,663                65,154                     26,663            196,340
Litigation award                                           -                     -                          -            225,000

Miscellaneous expenses (income)                            -                (2,332)                         -             (1,708)
                                               ----------------------------------------------------------------------------------
                                                     384,784             2,015,007                  1,001,830           2,835,037

                                               -----------------------------------------------------------------------------------
Total expenses                                     1,220,530             2,280,363                  2,786,650           4,369,488

Net loss before income taxes and extraordinary      (354,719)           (1,968,103)                (1,062,932)         (3,004,079)
item

Income taxes                                         (22,592)                    -                    (22,592)                  -
                                               -----------------------------------------------------------------------------------
Net loss before extraordinary item                  (377,311)           (1,968,103)                (1,085,524)         (3,004,079)

Extraordinary item:
Gain on extinguishments of debt                            -               254,360                          -             343,310
                                               -----------------------------------------------------------------------------------
Net loss before preferred dividends                 (377,311)           (1,713,743)                (1,085,524)         (2,660,769)
                                               ===================================================================================
Dividends on preferred shares                       (178,450)                    -                   (521,768)                  -
                                               -----------------------------------------------------------------------------------
Net loss available to common stockholders      $    (557,761)           (1,713,743)                (1,607,292)         (2,660,769)
                                               ===================================================================================
Weighted average number of common shares          29,979,013            21,441,412                 29,979,013          15,609,352
outstanding at 3/27/00 and 3/31/99:            ===================================================================================

Net loss per common share                      $       (0.02)                (0.08)                     (0.05)              (0.17)
                                               ===================================================================================

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
               Nine Months Ended March 27, 2000 and March 31, 1999


                                                                                      March 27, 2000               March 31, 1999
Cash flows from operating activities:
    Net loss                                                                        $       (1,085,524)          $    (2,660,769)
   Adjustments to reconcile net loss to net cash used in operating activities
            Depreciation and amortization                                                       38,357                    36,175
            Loss on restaurant closure                                                          42,800
            Litigation award                                                                                             225,000
            Gain on the extinguishment of debt                                                       -                  (343,310)
            Issuance of stock for services                                                      72,909                   218,676
            Impairment charge                                                                        -                   365,000
            Valuation of warrants for services                                                       -                 1,093,873
            Stock compensation                                                                       -                   106,077
            Changes in assets and liabilities
                    Increase in accounts receivable                                               (329)                   (5,012)
                    (Increase) decrease in inventory                                           (25,126)                   13,369
                    Increase in prepaid expenses and other assets                              (23,386)                     (978)
                    Decrease in accounts payable and accrued expenses                         (123,618)                 (322,576)
                    (Decrease) increase in other current liabilities                           (14,645)                      108
                                                                                     ------------------          -----------------
Net cash used in operating activities                                                       (1,118,562)                (1,274,367)

Cash flows from investing activities:
       Capital expenditures                                                                   (663,766)                   (26,900)
                                                                                    -------------------         ------------------
Net cash used in investing activities                                                         (663,766)                   (26,900)

Cash flows from financing activities
       Proceeds from issuance of preferred stock                                                50,000                          -
       Proceeds from issuance of convertible notes                                                   -                    150,000
       Proceeds from issuance in common stock                                                        -                    153,500
       Proceeds from issuance of Series B preferred stock, net                                       -                  4,732,624
       Principal repayments from borrowings                                                          -                  (385,831)
                                                                                    ---------------------------------------------
Net cash provided by financing activities                                                       50,000                  4,650,293
                                                                                    ---------------------------------------------
Net (decrease) increase in cash                                                             (1,732,328)                 3,349,026

Cash at beginning of period                                                                  2,337,675                    311,328
                                                                                    -------------------         ------------------
Cash at end of period                                                               $          605,347                  3,660,354
                                                                                   ===============================================
Cash paid during the period for:

       Interest                                                                     $                -                    223,202

       Income taxes                                                                 $           22,592                          -


            See the notes to the unaudited condensed consolidated financial statements.

SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES: NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Description of Business

     As of March 27, 2000, Spencer's Restaurants, Inc. and subsidiaries ("The Company") owned and operated two restaurants: One in South Norwalk, Connecticut and the other in Danbury, Connecticut. The South Norwalk location, Rattlesnake Ventures Inc., features a casual dining concept with a Southwestern theme.

     The Danbury restaurant, opened on November 3, 1999, is the prototype of the new Spencer's Restaurants theme. "Spencer's" specializes in steak, distinctive shrimp dishes and various other offerings in a casual, family dining environment.

2. Principles of Consolidation.

     The condensed consolidated financial statements include the accounts of Spencer's Restaurants, Inc. and subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

3. Consolidated Financial Statements.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 27, 2000 and June 30, 1999, and the results of operations and cash flows for the periods ended March 27, 2000 and March 31, 1999. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-end June 30, 1999. The results of operations for the period ended March 27, 2000 are not necessarily indicative of the operating results, which may be achieved for the full year.

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

5. Private Placement Offering and Cost Reduction Plan.

     Subsequent to the completion of the private placement in February 1999, which effectively satisfied all short and long-term debt that was in default (see below), the Company assembled a new management team and developed a new restaurant theme which was introduced at the recently reacquired Danbury, Connecticut location (as described in note number one above, "Description of Business").

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

     On July 2, 1999 the Company sold an additional 2,000 shares of its Series B Preferred Stock for $50,000 as part of its Offering.

     The preferred shares will be convertible, at the option of the holder at any time after November 1999, at a conversion price initially equal to $0.05 per share of common stock. The conversion rate will be reduced by 10% per month for each month the Company fails to comply with its obligations to file, and in good faith process, a registration statement.

     The Company did file a registration statement on August 16, 1999 and plans to file a first amendment during the fourth fiscal quarter 2000.

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

     Dividends were paid in September 1999 and March 2000 in the form of 7,954 and 13,732 additional shares of Series B Preferred Stock, respectively.

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

     In April 1999, 106 Federal Road Corporation, a wholly owned subsidiary of the Company, purchased the former Rattlesnake Restaurant building and accompanying land in Danbury, CT. Federal Road Restaurant Corporation, another wholly owned subsidiary of the Company leases this building from 106 Federal Road Corporation as the building has been renovated and styled with the new Spencer's Restaurants theme. This first Spencer's Restaurant opened for business on November 3, 1999.

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

     On December 31, 1999, a contract scheduled to expire October, 2001 for consulting services being provided the Company was terminated by the consultant. A new contract, effective January 10, 2000 and scheduled to expire December 31, 2000, was substituted.

     On January 31, 2000 the Company accepted the resignation of its Senior Vice President, Nicolo Ottomanelli. Mr. Ottomanelli remains on the Board of Directors and provides consulting services to the Company on an as needed basis. Mr. Ottomanelli's contract was terminated effective with the resignation and without payment or further remuneration.

     On February 9, 2000, at the Annual Shareholders Meeting, the shareholders approved the 1999 Stock Option Plan and the 1999 Non-Employee Director's Stock Option Plan. The shareholders also re-elected to the Board; Kenneth R. Berry to a three-year term, Stephen A. Stein to a two-year term and Nicolo Ottomanelli to a one-year term. To date, employee stock options were issued to purchase 2,575,000 of the 25,000,000 shares allocated for the 1999 Stock Option Plan. All options were granted at fair market value on the day of grant.

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

     The Company is a defendant in an action for an alleged breach of a commercial lease in which damages exceeding $190,000 are being sought. The Company has disputed this claim and believes that the plaintiff has inadequately responded to the Company's demand for discovery and inspection and interrogatories. A compliance conference was adjourned to June 21, 2000. The Company is vigorously defending this action.

     The Company is also a party in various other legal actions incidental to the normal conduct of its business. Management does not believe they will be material or will have an adverse effect on the Company's consolidated financial position, results of operations or liquidity.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Operating results for the quarter and nine months ended March 27, 2000 as compared with the quarter and nine months ended March 31, 1999 are as follows:

     Gross restaurant sales increased 176.9% to $893,869 for the quarter ended March 27, 2000 from $322,808 for quarter ended March 31, 1999. For the nine months ended March 27, 2000 gross restaurant sales increased 25.0% to $1,775,680 from $1,421,073 for the nine months ended March 31, 2000. Likewise, net restaurant sales increased 177.3% to $865,811 for the quarter in 2000 from $312,260 for this same quarter in 1999. For the nine months ended March 27, 2000 net restaurant sales increased 26.2% to $1,723,718 from $1,365,409. These increases in restaurant sales for the quarter ended March 27, 2000 are due to the new Spencer's restaurant opening in November of 1999 and to a 16.3 % sales increase at the Rattlesnake restaurant.

     Promotional sales increased from $10,548, for the three months ended March 31, 1999 to $28,058 for the quarter ending March 27, 2000. This 166.0% increase is attributable to the commencement of operations of the new Spencer's restaurant which opened November 3, 1999. Promotional sales for the nine months ended March 27, 2000 decreased from $55,664 for the nine months ended March 31, 1999 to $51,962, a 6.7% decrease.

     Cost of food and beverage sales increased as a percentage of net sales from 31.6% for the three months ended March 31, 1999 to 34.6% for the quarter ended March 27, 2000. The cost of food and beverage sales increased to $299,778 for the three months ended March 27, 2000 from $98,763 for the three months ended March 31, 1999. For the nine months ended March 27, 2000, the cost of food and beverage sales decreased as a percentage of net sales from 38.1% for the nine months ended March 31, 1999 to 35.6%. The percentage increase is attributable to the Spencer's restaurant which features a high quality, high value menu. The cost of food and beverage sales increased to $613,688 for the nine months ended March 27, 2000 from $520,759 for the nine months ended March 31, 1999.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, increased to $467,100 for the three months ended March 27, 2000 from $112,429 for the three months ended March 31, 1999. Restaurant salaries and fringe benefits as a percentage of net sales increased to 53.4% for the three months ended March 27, 2000 from 36.0% for the three months ended March 31, 1999. For the nine months ended March 27, 2000 restaurant salaries and fringe benefits increased to $1,029,164 from $560,770 for the nine months ended March 31, 1999. For the nine months ended March 27, 2000 restaurant salaries and fringe benefits as a percentage of net sales increased to 59.7% from 41.1% for the nine months ended March 31, 1999. This increase is primarily attributable to the new Spencer's restaurant, the preparation of the staff for the opening of such restaurant and a Manager in Training Program geared toward future expansion.

Occupancy and other related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, increased to $48,082 for the three months ended March 27, 2000 from $40,271 for the three months ended March 31, 1999. The increase is due to the additional restaurant, Spencer's. As a percentage of net restaurant sales, these costs decreased from 12.9% in the three months ended March 31, 1999 to 5.6% for the quarter ended March 27, 2000. For the nine months ended March 27, 2000 occupancy and other related expenses decreased to $103,611 from $416,747 for the nine months ended March 31, 1999. As a percentage of net restaurant sales these costs decreased from 30.5% to 6.0% for the nine months ended March 31, 1999 and March 27, 2000 respectively. The decrease in occupancy and other related expenses as a percentage of sales is due the fact the Company does not incur rent at its Danbury location as the Company owns the property.

     Depreciation and amortization expense increased from $13,893 for the three months ended March 31, 1999, to $20,786 for the three months ended March 27, 2000. As a percentage of net sales, depreciation and amortization expense decreased from 3.3% for the three months ended March 31, 1999 to 2.4% for the three months ended March 27, 2000. Depreciation and amortization expense increased from $36,175 for the nine months ended March 31, 1999 to $38,357 for the nine months ended March 27, 2000. As a percentage of net sales, depreciation and amortization expense decreased from 2.6% of net sales to 2.2% of net sales for the nine months ended March 27, 2000. The percentage reduction from prior year is the result of added sales from the new Spencer's restaurant opened November 1999.

     Selling, general and administrative expenses decreased from $1,587,185, or 508.3% of net sales for the quarter ended March 31, 1999, to $358,121, or 41.4% of net sales, for the three months ended March 27, 2000. Selling, general and administrative expenses decreased from $2,050,405 or 150.2% of net restaurant sales for the nine months ended March 31, 1999 to $932,367 or 54.1% of net restaurant sales for the nine months ended March 27, 2000. Selling, general and administrative expenses in the prior year included costs partially attributable to the value of a warrant issued to a consultant pursuant to the terms of a consulting agreement, $1,075,000, which was immediately exercisable and not subject to a forfeiture provision.

     The Company incurred interest expense, net, for the three months ended March 27, 2000 and for the nine months ended March 27, 2000 of $26,663 compared to costs of $65,154 and $196,340 for the three months ended March 31, 1999 and the nine months ended March 31, 1999 respectively. Interest expense is for Series B notes payable, due July 2000 that carry interest of 15% per annum.

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

ACCOUNTING STANDARDS TO BE ADOPTED

     Statement of Financial Accounting Standards ("SFAS") No. 137,"Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133" ("Statement 137") amends Statement 133"Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which was issued in June 1998 and was to be effective for fiscal quarters beginning after June 15, 1999. Statement 137 defers the effective date of Statement 133 to all fiscal quarters of fiscal years beginning after June 15,2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company has not determined the impact that Statement 133 will have on its consolidated financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes interest rates. The Company is subject to market risk from exposure to changes in interest rates based on its financing activities. Although the Company has currently financed its operations through fixed rate preferred stock instruments, future operations will need to be financed through either additional equity or debt instruments. To date, the Company has not entered into interest rate swap agreements to manage exposure to interest rate fluctuations.

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

     The Company has incurred aggregate losses since inception of $19,862,614 inclusive of a net loss for the nine months ended March 27, 2000 of $1,085,524. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 2000.

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

     Dividends for the third quarter were accrued at 8% per annum.

     Dividends were paid in September 1999 and March 2000 in the form of 7,954 and 13,732 additional shares of Series B Preferred Stock respectively.

     In April 1999, 106 Federal Road Corporation, a wholly owned subsidiary of the Company, purchased the former Rattlesnake Restaurant building and accompanying land in Danbury, CT. for $1,350,000 in cash. Federal Road Restaurant Corporation, another wholly owned subsidiary of the Company leases this building from 106 Federal Road Corporation as the building has been renovated and styled per the new Spencer's Restaurants theme. The Company is pursuing refinancing for this property but there is no assurance when or if this will occur. The Company is also seeking to obtain capital through the sale of additional equity. Such financing, or the aforesaid refinancing, will be required for continued operations for the next twelve months until March 26, 2001.

     Cash flows used in operating activities for the nine months ended March 27, 2000 were ($1,118,562) as opposed to ($1,274,367) for the same period in the previous year.

     Cash flows used in investing activities were ($663,766) for the nine months ended March 27, 2000 whereas in 1999, for the first nine months, ($26,900) accounted for the cash flows used in investing activities. This difference can be attributed to the preparations of the new restaurant, Spencer's. The Company does not have further commitments for capital expenditures beyond the completion of the Danbury location except those normally associated with day-to-day operations. However, the Company does plan to expand the Spencer's concept and should that occur, further capital expenditures would be required.

     Cash flows from financing activities were $50,000 for the nine months ended March 27, 2000 due to the sale of Series B Preferred Stock in July 1999, whereas in 1999 for the first nine months cash flows from financing activities were $4,650,293.

     Given the above, cash during the nine months' ended March 27, 2000 decreased by $1,732,328 as compared to a increase of $3,349,026 during the same nine months in 1999. The increase during prior year is attributable to the successful sale of approximately six million dollars in Series B stock.

     At March 27, 2000, the following obligations are past due and in default; $18,750 of Series C subordinated notes payable, matured in August 1997, and a $2,089 subordinated note payable matured in August 1996 (the Company has been unable to locate either noteholder).

SAFE HARBOR STATEMENT

     Certain statements in this Form 10-QSB, including information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company`s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with potential acquisitions, successful implementation of the Company`s cost containment plan and new operating strategy, immediate need for additional capital, competition, and other risks detailed in the Company`s Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the fiscal year 1999, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein.


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

Lynbrook, New York

     The Company is defending an action brought by Jack Cioffi Trust, the landlord of a former Rattlesnake restaurant in Lynbrook New York leased by a subsidiary of the Company. The action against the Company is based on an alleged guaranty of the lease payments due from the subsidiary of the Company. The Company is of the position that the landlord waived the guarantee at the time of the surrender of the premises in September 1997. The action seeks the sum of approximately $190,000. A Compliance Conference was adjourned until June 21, 2000. The Company intends to vigorously defend this action.

Item 2 - Changes in Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None in this quarter.

Item 4 - Submission of Matters to a Vote of Stockholders during the quarter ending March 27, 2000:

None.

Item 5. - Other Information.

     The Company securities are traded on the NASDAQ Bulletin Board. Due to the nature of such markets and the "penny stock' rules to which the common stock trades (Rule 15g-9 promulgated under the SEC Act) there may not be a liquid trading market in the common stock.

Item 6. - Exhibits and Reports on Forms 8-K.

     During the quarter ended March 27, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Spencer's Restaurants, Inc.
                                  (Registrant)


May 12, 2000               By:  /s/ Kenneth Berry
                                --------------------
                                  Kenneth Berry
                            President and Acting CFO



May 12, 2000               By:  /s/ Henry Zowine
                                --------------------
                                  Henry Zowine
                                Chief Accountant