Form 10KSB
period 2000-06-26
SPENCERS RESTAURANTS INC
filed 2000-10-10
CIK 935499

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

 Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the fiscal year ended June 26, 2000

Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _____________ to _______________

                           Commission File No. 1-13818

                           Spencer's Restaurants, Inc.
                 (Name of small business issuer in its charter)

          Delaware                 The Rattlesnake Holding Company, Inc.                06-1369616
(State or other jurisdiction of                (Former Name)                (I.R.S. Employer Identification No.)
incorporation or organization)

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No X


State issuer's revenues for its most recent fiscal year. $2,645,770

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 26, 2000. 51,002,981

As of June 26, 2000, the aggregate market value of the registrant's common stock held by non-affiliates computed by reference to the price at which the stock was sold was $2,392,040. The shares of the Company's Common Stock are currently traded on the Over-the-Counter Bulletin Board under the symbol "SPST".

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

     In fiscal 1998, we terminated operations at our Lynbrook, New York and Danbury, Connecticut facilities, and in November 1998, terminated operations at our Flemington, New Jersey facility as well, for which we recorded an impairment charge in 1998.

     In fiscal 1999, 106 Federal Road Restaurant Corp., our wholly-owned subsidiary, purchased the Danbury, Connecticut facility previously closed. The restaurant has been remodeled and reconfigured to serve as the first location for our new 200 seat Spencer's Steak and Shrimp restaurant concept.

     In fiscal 2000, we opened the new Spencer's Steak and Shrimp restaurant and its operations have been satisfactory.

     We continue to operate a self-sustaining Rattlesnake(R) Southwestern Grill in South Norwalk, Connecticut.


Private Placement Offering

     In October 1998, the Company commenced a private placement offering (the "Offering") of its securities, pursuant to which it offered investors Series B Convertible Preferred Shares. See "Description of Securities - Preferred Shares." Upon completion of the Offering in July 1999, the Company had raised approximately $6,000,000 and converted approximately $1,350,000 of debt to equity. After satisfying certain of its remaining debts, disbursements of and commissions to the placement agent, and payment of other expenses of the Offering, the Company secured approximately $4,700,000 for working capital use. Due to the purchase and development of the Danbury location and as a result of the operating losses, the Company's cash balance decreased to $374,507 at June 26, 2000.

New  Concept and Menu

The Company developed a concept for a multi-regional chain of mid-priced steakhouses, to feature price/value steak and distinctive shrimp (and other) dishes, named Spencer's. Our first Spencer's Restaurant opened in November 1999 in Danbury, Connecticut.

Spencer's is a price/value oriented restaurant concept which is designed to provide fresh, high quality food at moderate prices in a relaxed atmosphere. The key elements of the Spencer's concept include the following:

     - A casual, back to basics, large portions, mid-priced steakhouse; designed to offer exceptional service, specializing in two areas: steaks and shrimp offerings.

     -    The  menu  features  house  cut and  aged  steaks  and  steak  burgers
          (intended to be comparable quality to high priced steakhouse offerings), as well as bulk offerings of shrimp that are served in distinctive "house" sauces on pasta or rice with dunking bread.

     - The combination of food quality, comparatively moderate pricing, entertaining shrimp offerings, in an atmosphere where customer focus will be on price/value, without extensive or overbearing visual or gimmick effects, distinguish Spencer's from competitors.

     - To compliment the steak and shrimp offerings, menu items include: appetizers, unique salads; chicken, fish, rib, and pasta entrees; mainstay sandwiches; a separate Kid's list of choices that are inclusive of fries and beverage; and desserts. Standard alcoholic beverages as well as selection of blended specialty drinks are offered.

     - A typical Spencer's should range in size from 6,000 to 8,000 square feet with 150 to 250 seats with a 175 seat average. It is intended that the Spencer's will be built according to a retrofit construction strategy. As a result, each Spencer's is expected to have a somewhat different layout. The interior image and trade dress, however, is intended to be consistent. The first Spencer's, located in Danbury, Connecticut, has a size of 7,200 square feet.

     -    The  Spencer's  menu and unit  economics  are  intended to  facilitate
          replication   in   multi-regional   area   development   hubs  through
          Company-owned and ultimately franchised operations.

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

Franchise Activities

     The Company previously franchised Ottomanelli's Cafes(R). That operation involved approximately five restaurants with nominal royalty revenues. No franchises were sold during the past approximately five years. We determined not to expand such operations and in April 2000, we transferred to Nicolo Ottomanelli and his brother, Joseph Ottomanelli, the outstanding capital stock of Ottomanelli's Cafe Franchising Corp., which had no associated book value. We may determine to franchise the Spencer's concept through area development agreements once several prototype restaurants are established and operating in a profitable manner, but there can be no assurance as to if or when any franchising program would be commenced for Spencer's restaurants.

Trademarks

     The Company presently is the licensee of Rattlesnake(R). The Company previously was the licensee of Ottomanelli's Cafe(R), which license was terminated in April 2000. Rattlesnake(R) is licensed from a non-affiliated person under an agreement expiring in or about the year 2000, with a right of renewal, and requiring minimum royalty payments of $5,000 per year. We have not determined whether to continue operations under the Rattlesnake(R) name. Ottomanelli's Cafe(R) was licensed from a corporation, the capital stock of which is owned by Nicolo and Joseph Ottomanelli, with a term co-extensive with the licensor's rights and for no separate consideration, entered into as part of our merger transaction with such persons (see "Certain Transactions")

     The Company has filed an application with the United State Patent and Trademark Office ("PTO") to trademark Spencer's. There can be no assurance as to the opposition to these filings by the PTO and/or third parties, or if or when the trademarks would be granted to the Company. Names and marks similar to the trademarks of the Company may be used by third parties in certain limited geographical areas. Such third party use may prevent the Company from licensing the use of its service marks for restaurants in such areas. The Company intends to protect its trademarks by appropriate legal action whenever necessary.

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

Employees

     At June 26, 2000, the Company employed approximately 101 persons, 4 of whom were home office management and staff personnel, 8 are full time management and approximately 20 are full time restaurant personnel. The remainder are employed on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

Risk Factors

     Operating Losses; Future Operating Results. The Company has a history of losses since its inception in 1993. As of the end of its June 26, 2000 fiscal year, losses aggregated $19,736,463 including losses of $929,373 and $3,352,035 for its fiscal years ended June 26, 2000 and June 30, 1999, respectively. The Company's future profitability will depend upon, among other things, the Company's ability to generate a level of revenues sufficient to offset its cost structure in addition to reducing its operating costs on a per location basis. The Company believes that generation of that level of revenues is dependent upon the timely opening of restaurants and achieving and maintaining market acceptance. There can be no assurance that the Company will achieve significantly increased revenues or maintain profitable operations.

     Significant Capital Requirements; Need for Additional Financing; Indebtedness. The Company's capital requirements have been significant and its cash requirements have been exceeding its cash flow from operations (at June 26, 2000, the Company had negative working capital of $1,044,162) due to, among other things, costs associated with opening a new restaurant and the prior development and operation of its Rattlesnake(R) Southwestern Grill restaurants. As a result, the Company has been dependent upon sales of its equity securities and loans to finance its working capital requirements. The Company was dependent upon the proceeds of the Offering to initially finance its proposed expansion. The Offering was sufficient to satisfy the Company's cash requirements through fiscal 2000. However, based on the Company's expansion strategy it has become necessary to seek a second offering in addition to financing its real estate holding at 106 Danbury Road, Danbury, CT. The Company is currently in negotiations with several institutions to secure financing. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring it to curtail its expansion efforts. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders. At June 26, 2000, short term debt and liabilities totaled $1,493,190 and long term debt totaled $0. At June 26, 2000, $20,839 of the Company's outstanding notes payable were past due and in default with the remainder, $237,505, coming due July 7, 2000. The Company wil seek to restructure these notes and/or to exchange the same for equity, although there can be no assurance of the same. There can be no assurance that cash flow from operations will be sufficient to repay remaining indebtedness and trade payables.

     Litigation. The Company is a defendant to a certain material litigation. If such litigation is concluded on relatively unfavorable terms, the litigation could have a material adverse effect on the Company and its prospects. (See "Legal Proceedings".)

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

     Potential Liability for Sale of Alcoholic Beverages. The Company's restaurants will be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Connecticut law currently provides that a vendor of alcoholic beverages may be held liable in a civil cause of action for injury or damage caused by or resulting from the intoxication of a minor (under 21 years of age) if the vendor willfully, knowingly and unlawfully sells or furnishes alcoholic beverages to the minor and knows that the minor will soon thereafter be driving a motor vehicle. A vendor can similarly be held liable if it knowingly provides alcoholic beverages to a person who is in a noticeable state of intoxication, knows that person will soon thereafter be driving a motor vehicle and injury or damage is caused by that person. In addition, significant national attention is focused on the problem of drunk driving, which could result in the adoption of additional legislation and increased potential liability of the Company for damage or injury caused by its customers. The Company carries insurance for this liability.

     Limited Insurance Coverage. At the present time, the Company carries limited liability insurance and casualty insurance and an officer/director liability insurance policy as well. The Company did not have such insurance during the period from January 1998 to February 17, 1999. The Company maintains health insurance for its management personnel. The Company intends to periodically upgrade its insurance coverage, but there can be no assurance as to when upgrades will be effected and as to any claims which may be made, or to the impact of the same.

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

     Control by Management. The Company's current officers and directors beneficially own approximately 42% of the outstanding Common Stock of the Company. Accordingly, such persons could be able to control the Company and generally direct the Company's affairs, including electing a majority of the Company's directors and causing an increase in the Company's authorized capital or the dissolution, merger or sale of the Company or substantially all of its assets.

     No Dividends. The Company has never paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future, except for possible cash dividends on the Preferred Shares. The Company accrued dividends on the Series B preferred shares as of June 26, 2000 with an approximate value of $347,904. In September 2000, the Company issued 13,916 shares of Series B Preferred Stock to satisfy this obligation. The Company currently intends to retain any and all earnings for use in connection with the expansion of its business and for general corporate purposes. The declaration and payment of future cash dividends, if any, will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements future prospects, and other factors deemed relevant by the Board of Directors.

     Shares Eligible for Future Sale. On June 26, 2000, the Company had approximately 200,000,000 shares of Common Stock outstanding (assuming conversion of convertible securities but no exercise of any warrants or options), of which approximately 15,000,000 shares of Common Stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). All of the remaining shares of Common Stock outstanding are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act and all of such restricted shares will become eligible for sale, pursuant to Rule 144, at the present time or later, but in no event later than one year from the date hereof, subject to the agreements set forth below. The Company has filed a registration statement under the Securities Act of 1933 including substantially all of the restricted securities which may be issued upon the conversion of convertible securities and the exercise of options and warrants (approximately 300,000,000 shares of common stock). It is anticipated that such registration statement will become effective in or about January 2001. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or even the availability of such shares for sale will have on the market prices prevailing from time to time. The substantial amounts of Common Stock that may be sold in the public market once such registration statement is effective is likely to adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities at future dates.

     Possible Adverse Effect of Outstanding Warrants and Options. Upon the consummation of the Offering in July 1999, there were approximately 165,000,000, shares of Common Stock reserved (as of June 26, 2000 there were approximately 158,000,000 shares reserved) for issuance upon conversion of the Company's outstanding Series B Preferred Stock, and an additional approximately 125,000,000 shares reserved for issuance upon the exercise of other options and warrants. Upon issuance of these shares, dilution of the interests of the holders of the Company's Common Stock will occur and any sales in the public market of the shares may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity may be adversely affected since the holders of the Series B Preferred Stock, outstanding warrants and options can be expected to convert or exercise them at a time when the Company would, in all likelihood, be able to obtain capital on terms more favorable to the Company than those provided by such securities.

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

     At June 26, 2000, the Company operated in two locations: the Norwalk location operating as the Rattlesnake(R) Southwestern Grill and the Danbury location operating as a Spencer's Steak and Shrimp restaurant.

Location                               Size/Seating         Lease Expiration
--------                               ------------         ----------------

South Norwalk, CT                      3,270 sf/120         May 2002

Danbury, CT                             7200 sf/200         N/A

     106 Federal Road Restaurant Corp., a wholly-owned subsidiary of the Company purchased the Danbury, Connecticut Rattlesnake Southwestern Grill restaurant (which was closed June 22, 1998) and the underlying real estate on April 15, 1999 for conversion to the Spencer's prototype, and opened November 3, 1999. The size and seating of the restaurant are 7,200 square feet and 200 seats, respectively.

Commitments

     One of the Company's operations is conducted in a leased premises. Remaining lease terms range through 2002 and include no options for extension. The lease contains contingent rental provisions based upon a percentage of gross sales in addition to common area maintenance and taxes. As of June 26, 2000, the Company has operating lease base rent commitments as follows, for its South Norwalk restaurant:


                     2001                  $ 62,338
                     2002                    57,143
                     ----                    ------
                     Total                 $119,481



ITEM 3. LEGAL PROCEEDINGS.

     As of June 26, 2000, the Company was engaged in a certain material litigation as follows:

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In February 1999, the holders of a majority of the issued and outstanding shares of the Company's Common Stock, by written consent in lieu of a meeting pursuant to Section 228 of the DGCL, adopted an amendment to the Company's Certificate of Incorporation, increasing the Company's capitalization. As a result of this amendment to the Certificate of Incorporation, the Company is authorized to issue a total of 405,000,000 shares, of which 400,000,000 are shares of Common Stock and 5,000,000 shares of Preferred Stock .

     In September 1999, the holders of a majority of the issued and outstanding shares of the Company's Common Stock by written consent in lieu of a meeting pursuant to Section 228 of the DGCL adopted an option plan providing for incentive stock options and non-incentive stock options for employees and non-employees, under which options may be granted for a total of 25,000,000 shares of common stock and adopted an option plan for the members of the Board of Directors under which options may be granted for a total of 10,000,000 shares of common stock

     On February 9, 2000, at the Annual Shareholders Meeting, the shareholders approved the 1999 Stock Option Plan and the 1999 Non-Employee Director's Stock Option Plan. The shareholders also re-elected to the Board; Kenneth R. Berry to a three-year term, Stephen A. Stein to a two-year term and Nicolo Ottomanelli to a one-year term. To date, employee stock options were issued to purchase 3,450,000 of the 25,000,000 shares allocated for the 1999 Stock Option Plan. All options were granted at fair market value on the day of grant.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The high and low bid quotations for fiscal years 1999 and 2000 for the Common Stock on the NASDAQ Bulletin Board is as follows (fractions converted to approximate decimal values):

                                                         BID
         Fiscal Year 1999                            Low      High
         ----------------                            ---      ----

Quarter ended September 30, 1998                       .22     1.03
Quarter ended December 31, 1998                        .13      .45
Quarter ended March 31, 1999                           .13      .31
Quarter ended June 30, 1999                            .09      .31

         Fiscal Year 2000
         ----------------

Quarter ended September 27, 1999                       .09      .30
Quarter ended December 27, 1999                        .09      .20
Quarter ended March 27, 2000                           .06      .19
Quarter ended June 26, 2000                            .03      .16

     As of the close of business on June 26, 2000, there were 181 holders of record of the Common Stock. The Company has paid no dividends on its common stock for the last three years and does not expect to pay such dividends in the future.

Description of Securities

     Authorized Capital Stock

     As of June 26, 2000, the Company's authorized capital stock consisted of 400,000,000 shares of Common Stock, par value of $.001 per share; 5,000,000 shares of preferred shares, of which 500,000 are designated Series B Preferred Shares. As of June 26, 2000, there were 51,002,981 shares of Common Stock issued and outstanding (not including shares of Common Stock issuable upon conversion of convertible securities, or exercise of options and warrants) and 315,076 shares of Series B Preferred Stock issued and outstanding.

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

     Conversion of Preferred Shares. The Preferred Shares are convertible, at the option of the holder, at a conversion price initially equal to $0.05 per share of Common Stock. The conversion rate will be reduced by 10% per month for each month the Company fails to comply with its obligation to process a registration statement (see below - Filing of Registration Statement). In the case of a consolidation or merger of the Company with or into any other corporation, or in case of any sale or transfer of substantially all the assets of the Company, a holder of Preferred Shares will be entitled to receive on conversion the consideration which the holder would have received had he converted immediately prior to the occurrence of the event. The conversion price is subject to the adjustments on the terms set forth in the Certificate of Designation. The outstanding Preferred Shares may, at the option of the Company, be converted, with no action on the part of the holder, if, at any time after February 2000, the Common Stock into which the same is converted is registered under the Securities Act and the closing bid price of the Common Stock for twenty (20) consecutive trading days is at least four time the conversion price ($0.20 based on the initial conversion price of $0.05).

     Filing of Registration Statement. On August 16, 1999 the Company filed a Registration Statement under the Securities Act of 1933, as amended (the "Act") with the Securities and Exchange Commission ("SEC"), covering the shares of Common Stock issuable upon conversion of the Preferred Shares sold in the Offering, and is required to use its best efforts to cause such Registration Statement to be declared effective. In the event the Company fails to use its best efforts to have such Registration Statement declared effective within ninety (90) days thereafter, the conversion price will be automatically reduced by 10% for each month of such failure, and the dividend rate on the Preferred Shares will be increased to 14% per annum from issuance. The Company filed a first amendment to the Registration Statement on July 2000 and is awaiting comments from the SEC. All expenses incurred in any registration of the holder's shares of Common Stock will be paid by the Company; provided, however, that the Company will not be liable for any discounts or commissions to any underwriter, any stock transfer taxes incurred in respect of shares sold by the offering holders, or for any legal fees and expenses to effect the sale of the respective holder's shares. The holders and the Company will indemnify each other for certain liabilities under the Act.

     Dividends. Holders of Preferred Shares are entitled to receive, semi-annual dividends at the rate of 8% per annum, before any dividends may be paid with respect to the Common Stock, which shall be paid in cash or Preferred Shares at the election of the Company. If there is a failure to pay dividends, then the Placement Agent, on behalf of such holders, has the right to designate one director to the Company's Board. In addition, if the Company fails to comply with its obligations to process the Registration Statement (see above), the dividend rate will increase to 14% per annum from issuance. The Company declared and accrued Preferred Share dividends for the quarterly period ended June 26, 2000, with a valuation of $168,103 (representing 6,724 shares of Preferred Stock) which was paid in September 2000.

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

     Voting Rights. The Preferred Shares are non-voting (however, the shares of Common Stock into which the Shares are converted, if and when there is conversion, will be entitled to one vote for each share). The Preferred Shares will have certain additional voting rights provided by law and/or the Certificate of Designation. The Company may not, without the consent of the majority of the holders of the then outstanding Preferred Shares, voting as a class (i) alter, amend, or modify the authorizing resolution or Certificate of Designation creating the Preferred Shares; (ii) adversely affect rights or preferences of the Preferred Shares; or (iii) issue any stock that ranks in liquidation equal or senior to the Preferred Shares.

Warrants

     The following chart provides a summary with respect to the warrants granted by the Company which are outstanding as of June 26, 2000:

--------------------------------------------------------------
Number of Warrants                            121,000,000
--------------------------------------------------------------
Price Range of Warrants                     $0.05 to $16.00
--------------------------------------------------------------

Series A Convertible Preferred Shares

     At June 28, 1998, the Company had 56,500 shares of Series A Preferred Shares outstanding. Based on a prior exchange offer and acceptance, these shares were exchanged with the Company in February 1999 for 55,370 Series B Preferred Shares, and retired by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION.

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

     On September 9, 1999, the Company formally changed its name with the appropriate authorities to Spencer's Restaurants, Inc. (symbol: "SPST") from The Rattlesnake Holding Company Inc. (symbol: "RTTL"). At June 26, 2000, Spencer's Restaurants, Inc. was the parent corporation of two operating subsidiary companies; Rattlesnake Ventures, Inc., operating a Rattlesnake Grill in South Norwalk, Connecticut, Federal Road Restaurant, Corp., operating a Spencer's Steak and Shrimp in Danbury, Connecticut and the parent corporation of two subsidiary companies; 106 Federal Road, owner of the site at which the Company opened its first Spencer's Steak and Shrimp restaurant November 3, 1999 and Spencer's Payroll Company, Inc..

Fiscal Year Ended June 26, 2000 as Compared with Fiscal Year Ended June 30, 1999

     Net restaurant sales increased $927,605 or 57.0% to $2,554,850 in fiscal 2000 from $1,627,245 in fiscal 1999. The increase in net restaurant sales resulted from the opening of the Danbury, CT, Spencer's Steak and Shrimp. In fiscal 2000, the Company generated a net loss of $959,373 as compared to a net loss of $3,352,035 in fiscal 1999, a decrease of $2,392,660 or 71.4%.

     The decreased loss was attributable to a combination of several factors including; $949,091 increase in restaurant sales due to the opening of the Spencer's Steak and Shrimp in Danbury; $1,422,307 decrease in selling, general and administrative expenses attributable to a one time fiscal 1999 charge of $1,075,000 incurred for the issuance of warrants to a consultant; a litigation charge reversal of $180,000 in fiscal 2000, relating to a settlement in an action brought by an owner of an apartment above the South Norwalk restaurant; a $332,200 reduction in losses on closure of restaurant sites and impairment charges; and a $139,682 extraordinary gain in 2000 on the extinguishment of debt.

     Restaurant Sales

     Gross restaurant sales increased $949,091 or 55.9% to $2,645,770 in fiscal 2000 from $1,696,679 in fiscal 1999. The increase in restaurant sales resulted from the opening of the Spencer's Steak and Shrimp in Danbury. The fiscal 1999 restaurant sales represent sales from Flemington (which closed November 1998) and Norwalk. Same store sales (for the Rattlesnake Bar & Grill Norwalk location only) for comparable periods for fiscal year ended June 26, 2000 increased by 5.2%.

     Promotional Sales

     Promotional sales increased $21,486 or 30.9% to $90,920 in fiscal 2000 from $69,434 in fiscal 1999. This increase is attributed to the opening of the Danbury location. Promotional sales have decreased as a percentage of gross sales in fiscal 2000 to 3.4% from 4.1% in fiscal 1999. This decrease as a percentage of sales is the result of economies realized from the Danbury store opening.

     Food and Beverage Costs

     The cost of food and beverage sales increased $336,986 or 54.2% to $958,581for fiscal 2000, as compared with $621,595 for fiscal 1999, resulting from the increase in the number of restaurants operating during the period. Food and beverage costs decreased as a percentage of net restaurant sales to 37.5% in fiscal 2000 from 38.2% in fiscal 1999.

     Restaurant Salaries and Fringe Benefits

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, increased $293,241 or 44.3% to $955,584 in fiscal 2000 as compared to $662,343 in fiscal 1999, principally due to the opening of the Danbury restaurant. As a percentage of net sales, these costs decreased to 37.4% in fiscal 2000 from 40.7% in fiscal 1999, due to cost corrective measures implemented in early fiscal 2000.

     Occupancy and Related Expenses

     Occupancy and related expenses, which include linen, repairs, maintenance, utilities, rent, insurance and other occupancy related expenses, decreased $188,696 or 38.9% to $296,504 in fiscal 2000 from $485,200 in fiscal 1999. As a percentage of net restaurant sales, these costs decreased to 11.6% in fiscal 2000 from 29.8% in fiscal 1999. The decrease in occupancy costs is attributable to the closing of the Flemington and Danbury Rattlesnake operations in November 1998 and June 1999 respectively.

     Depreciation and Amortization Expense

     Depreciation and amortization expenses increased $42,477 or 96.3% to $86,573 in fiscal 2000 as compared to $44,096 in fiscal 1999. Depreciation and amortization expenses as a percentage of net restaurant sales increased to 3.4% in fiscal 2000 from 2.7% in fiscal 1999. The increase, $42,477, is primarily attributable to the opening of the Danbury Spencer's Steak and Shrimp.

     General and Administrative Expenses

     General and administrative expenses decreased $1,422,307 or 49.9% to $1,427,464 in fiscal 2000 from $2,849,771 in fiscal 1999. The decrease is attributable to a $1,075,000 charge incurred in fiscal 1999 for the issuance of warrants to Mr. Frank and a decrease of $47,873 in corporate salaries in fiscal 2000. General and administrative expenses as a percent of net restaurant sales decreased to 55.9% in fiscal 2000 from 175.1% in fiscal 1999.

     Loss on Closure of Restaurant Sites and Impairment Charges

     Loss on closure of restaurant sites and impairment charges decreased $322,200 or 88.3% to $42,800 in fiscal 2000 from $365,000 in fiscal 1999. Loss on closure of restaurant sites and impairment charges as a percent of net restaurant sales decreased to 1.7% in fiscal 2000 from 22.4% in fiscal 1999. The loss on closure of restaurant sites and impairment charges is attributable to:
(1) pursuant to the March 1998 agreement to acquire the Ottomanelli Group, additional consideration, due to anti-dilution provisions contained in the agreements, common stock was payable to the Ottomanelli Group shareholders, as a result of the private placement. In February 1999, 5,000,000 shares of common stock were issued pursuant to such anti-dilution provisions, which included a maximum addition which was met. As the Company recorded an impairment charge in fiscal 1999 relating to the termination of the operations of the Ottomanelli restaurants, the fair value of the common stock issued, $250,000 was recognized as a further impairment loss in 1999. (2) A note receivable of $230,000, which was received as partial consideration for the sale of the Company's Fairfield facility, was exchanged with a value assigned of $115,000 in partial satisfaction of a $425,000 note payable and an additional $115,000 loss on restaurant closure was recognized in 1999. In fiscal 2000, the Company finalized its agreement with the landlord of its previously closed restaurant in Flemington, New Jersey resulting in a $42,800 loss on closure. The agreement completely satisfied all remaining obligations for past due rents, real estate taxes, utilities and outstanding $39,998 note payable. The Company assigned the liquor license in satisfaction of the note payable and issued 4,660 shares of Series B Preferred Stock with a valuation of $116,500 to complete the settlement. The note payable $39,998 was credited to additional paid in capital.

     Interest Expenses (Income) net

     Interest expense (income) net increased ($195,190) or 111.4% to ($19,942) in fiscal 2000 from $175,248 in fiscal 1999. Interest expense (income) net as a percent of net restaurant sales decreased to (.9%) in fiscal 2000 from 10.8% in fiscal 1999. This increase (in income) resulted from the reduction of outstanding indebtedness attributable to debt conversions, principal reductions and forgiveness of debt associated with the private placement of Series B Preferred Stock in fiscal 1999 and placement of idle cash in an interest bearing account in fiscal 2000 generating $48,108 in earnings.

     Litigation Award

     Litigation award expense (income) decreased $449,000 or 166.9% to ($180,000) in fiscal 2000 from $269,000 in fiscal 1999. Litigation award expense (income) as a percent of net restaurant sales decreased to (7.1%) in fiscal 2000 from 16.5% in fiscal 1999.

     In August 1998, a jury awarded a verdict in the amount of $625,000 against various defendants, including the Company and its former Chairman. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Company except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. The Company has recorded a charge in the 1999 Statement of Operations of $225,000 for the litigation award. On June 26, 2000 agreement was reached between the Company and the plaintiff. The plaintiff received $300,000 for total release of all claims and demands against the Company. The settlement required the Company pay $45,000 with the remainder to be paid by the two co-defendant insurance companies. This resulted in a $180,000 reversal of prior year litigation charge.

Extraordinary Gain

     The Company recorded a decrease in extraordinary gain on the forgiveness of debt of $372,747 or 72.7% to $139,682 in fiscal 2000 compared with $512,429 in fiscal 1999, principally resulting from a series of debt satisfaction agreements associated with the Company's private placement of Series B Preferred Stock and related settlements with trade creditors in fiscal 1999 and the fiscal 2000 discharge of payables of the prior closed restaurants. Extraordinary gain as a percent of net restaurant sales decreased to 5.5% in fiscal 2000 from 31.5% in fiscal 1999.

Subsequent Events

     On June 28, 2000 the Company hired a new Chief Financial Officer.

     On August 21, 2000 the Company filed form 8-K with the Securities and Exchange Commission, reporting a change in registrant's certifying accountants.

     In September 2000, the Company paid $347,904 of dividends to the preferred shareholders of record by issuing 13,916 additional shares of Series B Preferred Stock in lieu of cash payments.

     The Company is currently in default on its notes payable of $237,505 in addition to interest of approximately $150,000, which were due on July 8, 2000. The Company wil seek to restructure these notes and/or to exchange the same for equity, although there canbe no assurance of the same.

     As of October 2, 2000 the Company received notification from its attorneys regarding the Cioffi Trust case (see "Legal Proceedings") indicating the case is Certified, ready for trial. Plaintiff has until October 30, 2000 to file a note of issue requesting a trial date.


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

Recent Accounting Announcements

     In April 1998, Statement of Position 98-5 ("SOP 98-5"), "Reporting the Cost of Start-up Activities," was issued. SOP 98-5 requires that costs incurred during start-up activities, including pre-opening costs, be expensed as incurred. The Company adopted SOP 98-5 in the first quarter of fiscal 2000 and did not result in any cumulative effect of a change in accounting principle. .

     In June 1997, the FASB issues Statement 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources an din assessing performance. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profits or loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the consolidated financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. The Company does not believe that adoption of the Statement will have a significant impact on the financial statements disclosures. The Company adopted this accounting standard effective in fiscal 1999, as required.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued and amended by Statement 138 in June, 2000 which is effective for fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company does not believe that the adoption of the Statement will have a material impact on the Company's financial postion or the results of operations.

Liquidity and Capital Resources

     The Company has a long history of losses which has depleted its capital resources and has resulted in the incurrence of a significant amount of indebtedness. Without additional funds, the Company will have to abandon its long term plans for the Spencer's concept development and the opening of additional restaurants. In April 1999, 106 Federal Road Corporation, a wholly owned subsidiary of the Company, purchased the former Rattlesnake Restaurant building and accompanying land in Danbury, CT. for $1,350,000 in cash. Federal Road Restaurant Corporation, another wholly owned subsidiary of the Company leases this building from 106 Federal Road Corporation as the building has been renovated and styled per the new Spencer's Restaurants theme. The Company is pursuing refinancing for this property but there is no assurance when or if this will occur. The Company is also seeking to obtain capital through the sale of additional equity. Such financing, or the aforesaid refinancing, will be required for continued operations for the next twelve months through fiscal 2001. There can be no assurance that the Company will have adequate resources after such time unless it conducts profitable operations and/or obtains additional financing, of which there can be no assurance.

     The Company has incurred aggregate losses since inception of $19,736,463 inclusive of a net loss for fiscal 2000 of $959,373. The Company's cash position decreased to $374,507 during the year ended June 26, 2000, principally as a result of the opening of the Danbury store and startup costs associated with it.

     Cash flows used in operating activities for fiscal 2000 were ($1,352,743) as opposed to ($1,787,386) for fiscal 1999.

     Cash flows used in investing activities were ($655,925) for fiscal 2000 compared to ($1,397,972) in fiscal 1999. This can be attributed to the preparations of the new restaurant, Spencer's. The Company does not have further commitments for capital expenditures beyond the completion of the Danbury location except those normally associated with day-to-day operations. However, the Company does plan to expand the Spencer's concept and should that occur, further capital expenditures would be required.

     Cash flows from financing activities were $45,500 for fiscal 2000 as compared to $5,211,705 in fiscal 1999 due to the sale of Series B Preferred Stock in Fiscal 1999.

     Given the above, cash for fiscal 2000 decreased by ($1,963,168) as compared to a increase of $2,026,347 during fiscal 1999. The increase during prior year is attributable to the successful sale of approximately six million dollars in Series B stock.

     On October 27, 1998, the Company commenced an offering (the "Offering") of its Series B Convertible Preferred Shares, $.10 par value. Between February 17, 1999 and July 2, 1999, the Company sold approximately $6,000,000 of Series B Preferred Shares pursuant to the Offering and converted approximately $1,350,000 of its debt to Company equity. During the Offering, the Company satisfied, by payment of cash and/or equity in the form of preferred and/or common stock, the following: (a) all outstanding Series C promissory notes; (b) certain outstanding Series B promissory notes; (c) all outstanding promissory notes related to the now closed Fairfield facility; and (d) all outstanding promissory notes from (i) September 1997, (ii) March through June 1998, and (iii) October and November 1998, effectively satisfying all short term and long term debt which was in default.

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

     The Company filed a registration statement on August 16, 1999, which has not yet been declared effective. In July 2000 the Company filed a first amendment to the registration statement and is awaiting comments from the SEC.

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

     At June 26, 2000, the following obligations are past due and in default; $18,749 of Series C subordinated notes payable, matured in August 1997, a $2,089 subordinated note payable matured in August 1996 (the Company has been unable to locate either noteholder). The remainder of notes payable, $237,506 matures July 7, 2000. The Company wil seek to restructure these notes and/or to exchange the same for equity, although there canbe no assurance of the same.

     At June 26, 2000, the Company had available a net operating loss carry forward ("NOL") for Federal and State income tax purposes of approximately $18,290,000, which are available to offset future taxable income, if any, before 2015. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change"), will place an annual limit on the Company's ability to utilize its existing NOL carry forwards to offset taxable income in current and future periods. The Company believes that ownership changes have occurred and will cause the annual limitations to apply. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carry forwards.

Inflation

     The Company's food, labor and energy costs have increased recently but the Company beeives such costs are within industry norms. The impact of general inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

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

     The Company did not experience any year 2000 issues.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information concerning each of the executive officers, directors and advisors as of June 26, 2000 (See "Agreements with New Management" below for information on contractual commitments related to certain of these persons). The Company's officers are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or until their respective deaths, resignations or removals by the Company's board of directors from such position. The Company does not pay any compensation to any person for serving, as such, as a director. Current officers and directors include:

      NAME                                        AGE                           POSITIONS
      ----                                        ---                           ---------

Kenneth Berry                                     47                            President, CEO and Director

John S. Reuther, Jr.                              46                            Vice President - CFO

Stephan A. Stein                                  48                            Consultant, Secretary and
                                                                                Director

Nicolo Ottomanelli                                57                            Director

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

     John S. Reuther, Jr. Mr. Reuther became Chief Financial Officer of the Company in June 2000. Prior to this time, he served in various capacities, including MIS Director, Financial Controller, and Consultant for Magic Restaurants, Inc./Redheads, Inc. from 1994 until he joined the Company, except for a one-year period from 1998 to 1999, in which he served as Financial Controller/MIS Director for Mars 2112, Inc. Both companies for which Mr. Reuther previously served work under a theme/entertainment restaurant concept. Mr. Reuther has a B.S. in Accounting/Finance from the University of Connecticut School of Business Administration.

     Stephan A. Stein Mr. Stein has been a Director of the Company since 1996 and served as its Acting Chairman from inception of the 1997 cost reduction plan until the initial closing of the Offering. Mr. Stein is currently a managing member of Island Star Capital, LLC, and Director of Investment Banking of Joseph Gunnar & Co., LLC, a broker-dealer. Mr. Stein was a Managing Director of the Corporate Finance Department of Commonwealth Associates, until May 31, 1999. Prior to joining Commonwealth Associates, and from 1977 to 1996, Mr. Stein had broad based transaction and business management experience, initially as a practicing attorney in New York City and thereafter as a principal of various food-service related companies involved in manufacturing, distribution, retailing and franchising, both domestically and internationally. Mr. Stein has a B.A. degree in economics from Ohio State University and a Juris Doctor degree from The Vermont Law School.

     Nicolo Ottomanelli For more than forty years, Mr. Ottomanelli has been engaged in the food business in New York as a member of Ottomanelli Bros., a century old retail meat purveyor, and has operated a number of casual dining restaurants under the Ottomanelli's Cafe(R) name. He has also operated steak restaurants and is a founder of the Ottomanelli's Cafe franchising operation.

Committees of the Board of Directors

     The Company's Board of Directors currently has no committees, though it anticipates the formation of an Audit Committee and Compensation Committee prior to the next annual meeting of stockholders.

Section 16(a) Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than ten (10%) percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports. As of June 26, 2000, we believe we are in compliance with all Section 16 requirements and we believe our current management and directors to be in compliance.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth as of June 26, 2000 the cash compensation paid by the Company, as well as any other compensation paid to or earned by the President of the Company and those executive officers compensated at or greater than $100,000 for services rendered to the Company in all capacities during the three most recent fiscal years:



Summary Compensation Table

     Name of Individual                                                           Stock            Long-Term
   and Principal Position         Year           Salary          Bonus        Compensation        Compensation
------------------------------ ------------ ----------------- ------------- ------------------ -------------------

Kenneth Berry,                    2000          $95,000            ---              ---                ---
 President                        1999          $31,000          $30,000            ---                ---
                                  1998*         $ ---              ---              ---                ---

Nicolo Ottomanelli,               2000          $56,666            ---              ---                ---
 Director (1)                     1999          $89,567          $25,000            ---                ---
                                  1998          $69,230            ---              ---                ---

Stephan A. Stein,                 2000          $75,000            ---              ---                ---
 Secretary                        1999          $90,550            ---           $114,867              ---
                                  1998          $53,519            ---              ---                ---

-------------
*  Mr. Berry was not employed by the Company in fiscal year 1998.


(1) Nicolo Ottomanelli served as President until Kenneth Berry became President during fiscal year 2000. Nicolo Ottomanelli was compensated under an employment agreement entered into in March, 1998 and terminating in 2002 pursuant to which he was to receive a salary of $150,000 per annum. The Company and Nicolo Ottomanelli amended his employment agreement in October 1998 to reduce the fixed compensation to $85,000, to make him a participant in our incentive bonus program and to provide a payment of $25,000 in early 1999. The Company and Mr. Ottomanelli terminated his employment agreement in January 2000. See "Beneficial Ownership" and "Management."

Executive Compensation

     The following table sets forth information with respect to the compensation of the Company's officers for the fiscal year ended June 26, 2000:

Name                                                         Compensation
----                                                         ------------
Kenneth Berry (1)                                            $95,000

Nicolo Ottomanelli (2)                                       $56,666

Stephan A. Stein (3)                                         $75,000


1. The Company entered into a three year employment agreement, as revised, with Kenneth Berry which commenced on March 31, 1999, providing for fixed compensation of $95,000 a year, a signing bonus of $30,000, participation in our performance bonus plan, and receipt of $250,000 of term life insurance coverage. In March of 1999, Mr. Berry's employment agreement was modified to provide him with the option to elect, on one occasion only, to extend the term of his agreement for a period of two years until 2004, during which time he should be paid at an annual rate of $150,000 per year. In addition, Mr. Berry was granted the warrant described in "Security Ownership of Certain Beneficial Owners and Management."

2. Nicolo Ottomanelli was compensated under an employment agreement entered into in March 1998 and terminating in 2002 pursuant to which he was to receive a salary of $150,000 per annum. The Company and Nicolo Ottomanelli amended his employment agreement effective February 1999 to reduce the fixed compensation to $85,000, to make him a participant in the Company's incentive bonus program and to provide a payment of $25,000 in early 1999. Mr. Ottomanelli received payments of $56,666 during fiscal 2000 for current and deferred salary. In fiscal 1999 the Company also issued 1,504,720 shares of common stock with a value of $75,236 to satisfy other deferred salary not compensated for in cash. On January 31, 2000 the Company accepted the resignation of its Senior Vice President, Nicolo Ottomanelli. Mr. Ottomanelli remains on the Board of Directors. Mr. Ottomanelli's contract was terminated effective with the resignation and without payment or further remuneration. See "Security Ownership of Certain Beneficial Owners and Management."

3. A corporation wholly owned by Mr. Stein, SAS Ventures, Inc. entered into a 1996 consulting agreement with the Company under which it is to provide his services to the Corporation. The agreement was amended in March 1997 and May 1998 and expires in 2001. The consulting fee under the agreement is $6,250 per month. In addition, Mr. Stein was granted the common stock and warrants described in "Security Ownership of Certain Beneficial Owners and Management". In fiscal 1999 the Company issued 500,000 shares of common stock with a value of $25,000 to Mr. Stein for services rendered. Mr. Stein also received, in fiscal 1999 approximately 1,664,000 shares of common stock with a value of $83,200 to compensate him for his deferred portion of consulting fees not paid in cash. In fiscal 1999, the Company issued warrants in the amount of $6,667 as part of his consulting agreement. Mr. Stein received $75,000 in cash payments, in fiscal 2000 for the current portion of his consulting contract.

     In fiscal 1999, the Company entered into a three year employment agreement, as revised, with Frank T. Ferro providing for fixed compensation of $52,000 in year one, with a time allowance in year one to complete certain projects, and commercially standard compensation for full time services to be determined for years two and three. Mr. Ferro has also been granted options to purchase Common Stock as follows: 100,000 vesting at close of year one; 100,000 vesting at close of year two; 100,000 vesting at close of year three at the exercise price of $.05, with additional options to purchase 200,000 shares, exercisable at the close of each years two and three. The Company terminated this contract in December 1999 and Mr. Ferro received 1,000,000 common stock warrants, vesting immediately, exercisable at $0.05 per share. This resulted in a non-cash charge of $30,000 in fiscal 2000.

     The performance bonus plan for senior management creates a bonus pool based on the yearly targeted number of restaurant openings, the aggregate revenues and pre-tax (and pre-bonus) income of the Company. The plan initially has a five year term. The pool, if created, would be allocated by the Chairman of the Board, including to himself. It is anticipated that the bonus pool could vary from a maximum of approximately $100,000 in the first year to $1,000,000 (or more) in the fifth year, based on meeting or exceeding targeted goals. There can be no assurance as to the size of the bonus pool, if any, during any year of operations. No bonuses were paid in fiscal 2000.

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

Stock Option Plans

     1999 Stock Option Plan

     On April 18, 1999, the Board of Directors approved the adoption of the 1999 Stock Option Plan (the "1999 Plan"), subject to the approval of stockholders which was obtained in February 2000, which provides for the issuance of ISOs, Non-ISOs, and stock appreciation rights to officers and key employees of the Company. Up to 25,000,000 shares have been reserved for issuance under the 1999 Plan, which is administered by the Board of Directors of the Company. The term of the options is generally for a period of five (5) years. The exercise price for Non-ISOs outstanding under the 1999 Plan can be no less than 100% of the fair market value as, defined, of the Company's Common Stock on the date of grant. For ISOs, the exercise price can generally be no less than the fair market value of the Company's Common Stock at the date of grant, without the exception of any employee who prior to the option grant, is a 10% or greater stockholder, as defined, for which the exercise price can be no less than 110% of the fair market value of the Company's Common Stock at the date of grant. There are presently no options granted under the 1999 Plan.

     1999 Non-Employee Directors Stock Option Plan

     On April 18, 1999, the Board of Directors approved the adoption of the 1999 Non-Employee Directors Stock Option Plan (the "1999 Directors Plan"), subject to the approval of stockholders which was obtained in February 2000, which provides for the issuance of non-qualified stock options to non-employee directors of the Company. Up to 10,000,000 shares have been reserved for issuance under the 1999 Directors Plan, which is administered by the Board of Directors of the Company. The term of the options is generally for a period of five (5) years. The exercise price for options outstanding under the 1999 Plan can be no less than 100% of the fair market value as, defined, of the Company's Common Stock on the date of the grant. There are presently no options granted under the 1999 Directors Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of June 26, 2000, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:


Name and Address of                                    Amount and Nature of Beneficial
Beneficial Owner**                                     Ownership***                         Percentage****
------------------------------------------------------ ---------------------------------- -------------------
Kenneth Berry                                                   20,000,000 (1)                  28.2%


Nicolo Ottomanelli                                               4,815,749 (2)                   9.8%


Joseph Ottomanelli                                               3,911,029 (3)                   7.7%
1549 York Avenue
New York, New York  10028

Stephan A. Stein                                                 6,151,224 (4)                  11.1%


Frank T. Ferro*****                                              1,000,000 (5)                   1.9%
5 Cornell Court
Tinton Falls, New Jersey  07724

Shelly Frank                                                    45,000,000 (6)                  46.9%
16 Arrowhead Way
Weston, CT  06883


Commonwealth Associates                                         15,650,000 (7)                  37.3%
830 Third Avenue
New York, New York 10022



------------------------------------------------------
All Directors and Officers as group                             31,900,306                     42.0%
(4 Persons)

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

*****Contract terminated December 1999.

(1) Includes warrants to purchase 20,000,000 shares of Common Stock at an exercise price of $.05. Does not include warrants to purchase 10,000,000 shares of Common Stock at $.05 per share, which are not exercisable within sixty (60) days.

(2) Does not include any shares beneficially owed by Mr. J. Ottomanelli, Mr. N. Ottomanelli's brother, or Mr. N. Ottomanelli's children, of which Mr. N. Ottomanelli disclaims beneficial ownership.

(3)  Does not include any shares  beneficially owned by Mr. N. Ottomanelli,  Mr.
     J. Ottomanelli's brother, or Mr. N. Ottomanelli's children, of which Mr. J. Ottomanelli disclaims beneficial ownership.

(4) Includes warrants to purchase 3,920,548 shares of Common Stock at an exercise price of $.05 per share.

(5) Includes warrants to purchase up to 1,000,000 shares of Common Stock at an exercise price of $.05.

(6) Includes warrant to acquire 45,000,000 shares of common stock at $.05 per share.

(7) Includes warrants to purchase 12,000,000 shares of Common Stock at an exercise price of $.05.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Transactions

     Nicolo Ottomanelli

     In August 1997, Nicolo Ottomanelli and his brother, Joseph Ottomanelli, entered into a Reorganization Agreement with the Company, whereby they agreed to exchange the stock of certain corporations owned by them for certain shares of Common Stock of the Company and certain warrants. This transaction was closed in March 1998. After amendment to the transaction, the Ottomanellis transferred the stock of (i) a corporation which franchises Ottomanelli's Cafe(R) and (ii) a corporation which operated two restaurants in Paramus, New Jersey (since closed), for a total of approximately 6,975,000 shares of Common Stock (including an estimated 4,152,750 shares of Common Stock issued on account of the 55,370 Preferred Shares, convertible into 6,921,250 shares of Common Stock, exchanged for the outstanding shares of Series A Preferred Shares). In accordance with the agreement, Nicolo Ottomanelli and a designee of Joseph Ottomanelli (who has since resigned) were designated directors, and the Ottomanellis received employment agreements, one of which has been terminated and the other of which has been modified (see "Management--Executive Compensation"). In April 2000, the Company transferred the shares of the above entities back to Nicolo Ottomanelli and his brother, and terminated a license agreement which had licensed the name Ottomanelli's Cafe(R) to us

     Stephan A. Stein

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibit No.       Description
-----------       -----------

3.1               Form of Restated Certificate of Incorporation of the
                  Registrant (1)

3.1.1             Designation of Preferred Stock (2)

3.1.2 Amendment to Certificate of Incorporation regarding capitalization of Registrant (3)

3.2               By-Laws (1)

4.1               Form of Common Stock Certificate (1)

4.2               Form of Series B Preferred Stock Certificate (1)

10.1              Employment Agreement with Stephan A. Stein (2)

10.1.1            Revised Employment Agreement with Stephan A. Stein (2)

10.2 Lease Agreement with Jack Cioffi Trust ULWT dated April 15, 1996 together with Exhibits (2)

10.3              Form of Series C Note (2)

10.4 License Agreement by and between Ottomanelli Bros., Ltd. and The Rattlesnake Holding Company, Inc. (3)

10.5 Convertible Subordinated Secured 18% Promissory Note dated March 4, 1997, in favor of J.L.B. of Nevada, Inc.

10.6 Convertible Subordinated Secured 18% Promissory Note dated March 4, 1997, in favor of Michael Lauer

10.7 Reorganization and Stock Exchange Agreement among The Rattlesnake Holding Company, Inc. and Ottomanelli Brothers West, Ltd., Ottomanelli's Cafe Franchising Corp., 34th St. Cafe Associates Inc., Garden State Cafe Corp. (3)

10.8 Modification Agreement to the Reorganization and Stock Exchange Agreement among The Rattlesnake Holding Company, Inc. and Ottomanelli Brothers West, Ltd., Ottomanelli Cafe Franchising Corp., 34th St. Cafe Associates, Inc., Garden State Cafe Corp. and their shareholders, dated February 26, 1998 (3)

10.9 Amendment Agreement among The Rattlesnake Holding Company, Inc. and Ottomanelli Brothers West, Ltd., Ottomanelli
                  Cafe Franchising Corp., 34th St. Cafe Associates, Inc., Garden State Cafe Corp., Nicolo Ottomanelli and Joseph Ottomanelli, dated April 27, 1998 (3)

10.10             Registration Rights Agreement dated February 26, 1997 (3)

10.11             A.G. (Sandy) Rappaport Consulting Agreement dated as of July
                  20, 1998 (3)

10.12             Stephan A. Stein Consulting Agreement dated as of May 1, 1998
                  (3)

10.12.1 Amendment to Stephan A. Stein Consulting Agreement dated as of March 15, 1997 (3)

10.13             Nicolo Ottomanelli Employment Agreement dated as of February
                  26, 1998 (3)

10.13.1 Amendment to Nicolo Ottomanelli Employment Agreement dated as of October 1998

10.14             Form of Shelly Frank and Kenneth Berry Warrants (3)

10.15             Form of Investor Rights Agreement for Subscribers in Offering
                  (3)

10.16             Form of Warrant Issued to Commonwealth Associates in Offering
                  (3)

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

                                            Spencer's Restaurants, Inc.

                                      By: /s/ Kenneth Berry
                                          -----------------
                                          Kenneth Berry
                                          President, CEO


                                      By: /s/ John S. Reuther, Jr.
                                          ------------------------
                                          John S. Reuther, Jr.
                                          Vice President, CFO


Dated: October 10, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

            Signature                                     Title                               Date
----------------------------------- -------------------------------------------------- -----------------

                                              Senior Vice President and Director        October 10, 2000
/s/ Nicolo Ottomanelli
-----------------------------------
    Nicolo Ottomanelli


/s/ Stephan A. Stein                          Secretary and Director                    October 10, 2000
-----------------------------------
    Stephan A. Stein


/s/ Kenneth Berry                             Director                                  October 10, 2000
-----------------------------------
    Kenneth Berry

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
        (formerly The Rattlesnake Holding Company, Inc. And Subsidiaries)
             Notes to Consolidated Financial Statements, continued)


ITEM 7. FINANCIAL STATEMENTS.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
        (formerly The Rattlesnake Holding Company, Inc. And Subsidiaries)


                                                                 PAGE
                                                                 ----
(a)  Report of Independent Auditors                              F-1

(b)  Consolidated Balance Sheets as of June 26, 2000 and
          June 30, 1999                                          F-2

(c)  Consolidated Statemetns of Operations for the Years
          Ended June 26, 2000 and June 30, 1999                  F-3

(d)  Consolidated Statements of Stockholders' Equity for
          the Years Ended June 26, 2000 and June 30, 1999        F-4 to F-5

(e)  Consolidated Statements of Cash Flows for the Years
          Ended June 26, 2000 and June 30, 1999                  F-6 to F-7

(f)  Notes to Consolidated Financial Statements                  F-8 to F-23

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Spencer's Restaurants, Inc.
Danbury, Connecticut

We have audited the accompanying consolidated balance sheet of Spencer's Restaurants, Inc. and Subsidiaries as of June 26, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the fifty-two weeks then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spencer's Restaurants, Inc. and Subsidiaries as of June 26, 2000 and the results of their operations and cash flows for the fifty-two weeks then ended., in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred recurring losses from operations and at June 26, 2000 has a working capital deficit of $1,044,162. Continuation of the Company as a going concern is dependent upon future successful operations and the ability to generate sufficient cash flows from operations and capital/financing sources to meet its obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
September 15, 2000

                          Independent Auditor's Report




The Board of Directors and Stockholders
Spencer's Restaurants, Inc.:


     We have audited the accompanying consolidated balance sheet of Spencer's Restaurants, Inc. and subsidiaries (formerly The Rattlesnake Holding Company, Inc. and subsidiaries) as of June 30, 1999, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spencer's Restaurants, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Between February 17, 1999 and July 2, 1999, the Company completed a private placement of approximately $6,000,000 of Series B preferred stock. During the private placement, the Company satisfied principally all short and long term debt that was previously in default. Coincident with the private placement, the holders of 56,500 shares of Series A preferred stock exchanged their holding for 55,370 shares of Series B preferred stock and waived their rights to the unpaid and accumulated dividends. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ KPMG LLP

Melville, New York
October 26, 1999

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 26, 2000 AND JUNE 30, 1999


                                                                                           2000              1999
                                                                                           ----              ----

              ASSETS
CURRENT ASSETS
     Cash                                                                              $  374,507       $ 2,337,675
     Accounts receivable                                                                   24,500             9,754
     Inventory                                                                             47,862            16,688
     Prepaid expenses and other current assets                                              2,159            11,918
                                                                                       ----------       -----------

TOTAL CURRENT ASSETS                                                                      449,028         2,376,035

LAND, BUILDING AND EQUIPMENT - Net                                                      2,021,456         1,445,079

INTANGIBLE ASSETS - Net                                                                    13,744            20,769

OTHER ASSETS                                                                               18,776            76,383
                                                                                      -----------       -----------
TOTAL ASSETS                                                                          $ 2,503,004       $ 3,918,266
                                                                                      ===========       ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of notes payable                                               $  258,344         $  55,838
     Accounts payable                                                                     486,714           689,679
     Accrued expenses                                                                     322,673           678,221
     Dividends payable                                                                    347,904           198,846
     Other current liabilities                                                             77,555           171,621
                                                                                        ---------         ---------
TOTAL CURRENT LIABILITIES                                                               1,493,190         1,794,205
NOTES PAYABLE, NET OF CURRENT MATURITIES                                                     -              242,504
                                                                                        ---------         ---------

TOTAL LIABILITIES                                                                       1,493,190         2,036,709
                                                                                        =========         =========

PREFERRED STOCK - Series B 9%  Convertible - $0.10 par value;  5,000,000  shares authorized; 315,076 shares issued and outstanding at 2000; 328,563 shares
   issued and outstanding at 1999                                                          31,507            32,856

ADDITIONAL PAID-IN CAPITAL - Preferred stock                                            6,535,088         7,204,095

COMMON  STOCK - $0.001  par value;  400,000,000  shares  authorized;  51,002,981
   shares     issued  and  outstanding  at 2000;  29,979,013  shares  issued and           51,003            29,980
   outstanding at 1999

ADDITIONAL PAID-IN CAPITAL - Common stock                                              14,476,583        13,590,562

ACCRUED DIVIDENDS                                                                       (347,904)         (198,846)

ACCUMULATED DEFICIT                                                                  (19,736,463)      (18,777,090)
                                                                                     ============      ============

TOTAL STOCKHOLDERS' EQUITY                                                              1,009,814         1,881,557
                                                                                        ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 2,503,004       $ 3,918,266
                                                                                      ===========       ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE FIFTY-TWO WEEKS ENDED
                JUNE 26, 2000 AND FOR THE YEAR ENDED JUNE 30, 1999


                                                                                           2000             1999
                                                                                           ----             ----

SALES                                                                                 $ 2,645,770       $ 1,696,679
     Less: Promotional sales                                                               90,920            69,434
                                                                                      -----------       -----------
NET SALES                                                                               2,554,850         1,627,245
                                                                                      -----------       -----------
COSTS AND EXPENSES

     Cost of food and beverage sales                                                      958,581           621,595
     Restaurant salaries and fringe benefits                                              955,584           662,343
     Occupancy and related expenses                                                       296,504           485,200
     Depreciation and amortization expense                                                 86,573            44,096
                                                                                      -----------       -----------
TOTAL RESTAURANT COSTS AND EXPENSES                                                     2,297,242         1,813,234

SELLING, GENERAL AND ADMINISTRATIVE                                                     1,427,464         2,849,771

LOSS ON CLOSURE OF RESTAURANT SITES
   AND IMPAIRMENT CHARGES                                                                  42,800           365,000

INTEREST EXPENSE (INCOME) - Net                                                          (19,942)           175,248

LITIGATION AWARD (INCOME)                                                               (180,000)           269,000

MISCELLANEOUS EXPENSES                                                                     86,341            19,456
                                                                                      -----------       -----------
TOTAL EXPENSES                                                                          3,653,905         5,491,709
                                                                                      -----------       -----------
LOSS BEFORE EXTRAORDINARY ITEM                                                        (1,099,055)       (3,864,464)

EXTRAORDINARY ITEM - Gain from extinguishment of debt,
   no applicable income tax expense                                                       139,682           512,429
                                                                                      -----------       -----------
NET LOSS                                                                                (959,373)       (3,352,035)

DIVIDENDS ON PREFERRED STOCK                                                            (691,222)         (198,846)
                                                                                     ============      ============
NET LOSS AVAILABLE COMMON STOCKHOLDERS                                               $(1,650,595)      $(3,550,881)
                                                                                     ============      ============

NET LOSS PER SHARE

     Loss before extraordinary item                                                    $   (0.05)        $   (0.21)
     Extraordinary item                                                                      -                 0.03
                                                                                       ----------        ----------
     Net loss - basic and diluted                                                      $   (0.05)        $   (0.18)
                                                                                       ==========        ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING OF COMMON STOCK                                                         33,889,578        19,205,208
                                                                                       ==========        ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE PERIOD JUNE 28, 1998 TO JUNE 26, 2000


                                            Common              Common                    Preferred Stock
                                            Shares               Stock        Series A        Series B      Series A
                                            ------               -----        --------        --------      --------

BALANCE AT JUNE 28, 1998                    10,889,285        $ 10,890          56,500            --         $ 5,650

Net proceeds  received from issuance
of common stock                              1,100,000           1,100            --              --             --

Net proceeds received from
issuances of Series B preferred stock             --              --              --           236,279           --

Issuance of warrants for services                 --              --              --              --             --
performed

Deferred compensation                             --              --              --              --             --

Issuance of common stock for
services performed                           2,651,991             806            --              --             --

Conversion of debt to common and
preferred stock                             10,421,070          12,267            --            36,914           --

Conversion  of  Series  A  preferred
stock to Series B preferred stock                 --              --           (56,500)         55,370         (5,650)

Additional  issuance of common stock
in connection  with  acquisition of the      5,000,000           5,000            --              --             --
Ottomanelli Group

Cancellation of common shares                  (83,333)            (83)           --              --             --

Accrued dividends - Series A                      --              --              --              --             --

Forgiveness of dividends                          --              --              --              --             --

Accrued dividends - Series B                      --              --              --              --             --

Net loss for fifty-two weeks
ended June 30, 1999                               --              --              --              --             --
                                            ----------          ------        --------        --------      --------
BALANCE AT JUNE 30, 1999                    29,979,013          29,980            --           328,563           --

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                  FOR THE PERIOD JUNE 28, 1998 TO JUNE 26, 2000


                                             Preferred      Additional                                    Additional
                                               Stock     Paid-in Capital   Accrued       Accumulated   Paid-in Capital
                                              Series B   Preferred Stock   Dividends       Deficit      Common Stock
                                              --------   ---------------   ---------       -------      ------------

BALANCE AT JUNE 28, 1998                     $    --      $ 1,173,432     $ (207,636)   $(15,425,055)   $ 11,381,186

Net proceeds  received from issuance
of common stock                                   --             --             --              --           152,400

Net proceeds received from
issuances of Series B preferred stock           23,627      5,111,392           --              --              --

Issuance of warrants for services                 --             --             --              --         1,098,547
performed

Deferred compensation                             --             --             --              --            12,221

Issuance of common stock for
services performed                                --             --             --              --           132,692

Conversion of debt to common and
preferred stock                                  3,692        919,158           --              --           580,933

Conversion  of  Series  A  preferred
stock to Series B preferred stock                5,537            113           --              --              --

Additional  issuance of common stock
in connection  with  acquisition of the           --             --             --              --           245,000
Ottomanelli Group

Cancellation of common shares                     --             --             --              --           (12,417)

Accrued dividends - Series A                      --             --          (51,909)           --              --

Forgiveness of dividends                          --             --          259,545            --              --

Accrued dividends - Series B                      --             --         (198,846)           --              --

Net loss for fifty-two weeks
ended June 30, 1999                               --             --             --        (3,352,035)
                                            ----------      ---------       ---------    -----------      ----------
BALANCE AT JUNE 30, 1999                        32,856      7,204,095       (198,846)    (18,777,090)     13,590,562


     The accompanying notes are an integral part of these consolidated financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                  FOR THE PERIOD JUNE 28, 1998 TO JUNE 26, 2000


                                                  Common        Common                Preferred Stock
                                                  Shares         Stock            Series A        Series B
                                                   ------        -----            --------        --------
Net proceeds  received from issuance
of common stock                                     7,613              7               --         --

Issuance of options for salary                       --             --                 --         --

Net proceeds  received from issuance
of Series B preferred stock                          --             --                 --        2,000

Issuance of Series B preferred
stock as settlement with previous landlord           --             --                 --        4,660

Issuance
settlement  of lawsuit                            100,000            100               --         --

Conversion  of  Series  B  preferred
stock to common stock                          20,916,355         20,916               --      (41,833)

Issuance
stock as dividend                                    --             --                 --       21,686

Accrued dividends  - Series B                        --             --                 --         --

Net  loss  for the  fifty-two  weeks
ended  June 26, 2000                                 --             --                 --         --
                                               ----------         ------            --------  --------
BALANCE, JUNE 26, 2000                         51,002,981     $   51,003               --      315,076

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                  FOR THE PERIOD JUNE 28, 1998 TO JUNE 26, 2000


                                                                           Additional                                  Additional
                                                    Preferred Stock     Paid-in Capital    Accrued    Accumulated   Paid-in Capital
                                                 Series A    Series B   Preferred Stock    Dividends    Deficit      Common Stock
                                                 --------    --------   ---------------    ---------    -------       ------------

Net proceeds  received from issuance
of common stock                                      --          --              --            --           --              493


Issuance of options for salary                       --          --              --            --           --           30,000

Net proceeds  received from issuance
of Series B preferred stock                          --           200          44,800          --           --             --


Issuance of Series B preferred
stock as settlement with previous landlord           --           466         156,032          --           --             --


Issuance
  of   common   stock   for
settlement  of lawsuit                               --          --              --            --           --            4,590


Conversion  of  Series  B  preferred
stock to common stock                                --        (4,183)       (867,671)         --           --          850,938


Issuance
  of  series  B   preferred
stock as dividend                                    --         2,168          (2,168)      542,164         --             --


Accrued dividends  - Series B                        --          --              --        (691,222)        --             --

Net  loss  for the  fifty-two  weeks
ended                                                --          --              --            --       (959,373)          --
                                                 --------      ------       ---------      --------  ------------   -----------

BALANCE, JUNE 26, 2000                       $       --      $ 31,507    $  6,535,088    $ (347,904)$(19,736,463)   $14,476,583


     The accompanying notes are an integral part of these consolidated financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE FIFTY-TWO WEEKS ENDED
                JUNE 26, 2000 AND FOR THE YEAR ENDED JUNE 30, 1999


                                                                                          2000             1999
                                                                                          ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES                                                  $ (959,373)      $(3,352,035)
    Net loss
    Adjustment to reconcile net loss to net cash
       used in operating activities
        Depreciation and amortization                                                      86,573            44,096
        Litigation award                                                                (180,000)           225,000
        Gain on extinguishment of debt                                                  (139,682)         (512,429)
        Loss on closure of restaurant sites                                                42,800           365,000
        Options issued for salary                                                          30,000                 -
        Warrants issued for services provided                                                   -         1,110,769
        Stock issued for services provided                                                      -           133,498
        Stock issued for settlement of lawsuit                                              4,690                 -
        (Increase) decrease in assets
           Accounts receivable                                                           (14,746)             7,077
           Inventory                                                                     (31,174)            12,709
           Increase in prepaid and other assets                                            67,366           (2,658)
        Increase (decrease) in liabilities
           Accounts payable and accrued expenses                                        (165,131)           192,937
           Other liabilities                                                             (94,066)          (11,350)
                                                                                        --------           --------
    Net cash used in operating activities                                             (1,352,743)       (1,787,386)
                                                                                      ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                                (655,925)       (1,397,972)
                                                                                        ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                                    500           153,500
    Proceeds from issuance of convertible notes                                                 -           250,000
    Proceeds from issuance of preferred stock                                              45,000         5,135,019
    Payments relating to cancelled common stock
       subscription agreements                                                                  -          (12,500)
    Principal repayments of borrowings                                                          -         (314,314)
                                                                                           ------         ---------

    Net cash provided by financing activities                                              45,500         5,211,705
                                                                                           ------         ---------

NET INCREASE (DECREASE) IN CASH                                                       (1,963,168)         2,026,347

CASH  - BEGINNING OF PERIOD                                                             2,337,675           311,328
                                                                                        ---------           -------

CASH  - END OF PERIOD                                                                   $ 374,507       $ 2,337,675
                                                                                        =========       ===========

CASH PAID DURING THE PERIOD FOR:

    Interest                                                                             $  3,747         $  53,616
                                                                                         ========         =========

     The accompanying notes are an integral part of these consolidated financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          FOR THE FIFTY-TWO WEEKS ENDED
                JUNE 26, 2000 AND FOR THE YEAR ENDED JUNE 30, 1999

                                                                                            2000               1999
                                                                                            ----               ----
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

Issuance of Series B - Preferred Stock as settlement
  with previous landlord:
       Accrued expenses                                                                   $73,700             $   -
       Loss on closure of restaurant sites                                                 42,800                 -
       Forgiveness of debt                                                                 39,998                 -
                                                                                         --------             -----
       Series B Preferred Stock                                                          $156,498             $   -
                                                                                         ========             =====
Conversion of Series B Preferred Stock
   to Common Stock                                                                       $871,854             $   -
                                                                                         ========             =====
Issuance of Series B Preferred Stock
   as dividend                                                                            $ 2,168             $   -
                                                                                          =======             =====

     The accompanying notes are an integral part of these consolidated financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
As of June 26, 2000 Spencer's Restaurants, Inc. and Subsidiaries (formerly The Rattlesnake Holding Company, Inc. and Subsidiaries), (collectively, the "Company"), operated one restaurant in South Norwalk, Connecticut featuring a casual dining concept with a southwestern theme named Rattlesnake Southwestern Grill. Additionally, the Company owned a site in Danbury, Connecticut at which it operates the Company's new concept restaurant named Spencer's, featuring a casual steakhouse theme, which began operations on November 3, 1999.

On September 9, 1999, the Company formally changed its name with the appropriate authorities to Spencer's Restaurants, Inc. (symbol: SPST) from Rattlesnake Holding Company, Inc.

Consolidated Financial Statements
The accompanying  consolidated  financial statements include the accounts of the
Company  and  its   wholly-owned   subsidiaries.   All   material   intercompany
transactions have been eliminated in consolidation.

Reporting Periods
On May 12, 1999, the Board of Directors approved a change of its fiscal year from the last Sunday in June to June 30, effective for Fiscal 1999. On June 1, 2000, the Board of Directors approved a further change in the Company's fiscal year to a fifty-two week cycle ending on the last Monday in June, effective for Fiscal 2000.

Comprehensive Income
The Company follows the Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the company has no items of other comprehensive income, no separate statement of comprehensive income has been presented.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, short -term receivables, payables, and accrued expenses. The carrying values of cash, short-term receivables, payables and accrued expenses approximate fair value because of their short maturities.

The carrying value of the long-term debt approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

Concentration of Credit Risk Involving Cash
At June 26, 2000, the Company has deposits with major financial institutions which exceed Federal Depository Insurance limits. These financial institutions have strong credit ratings, and management believes that credit risk related to these deposits is minimal.

Accounts receivable
Accounts   receivable   consists   principally  of  bank  credit  card  accounts
receivable.

Inventory
Inventory consists of food, liquor, bar and other supplies and is stated at the lower of cost (determined by the first-in, first-out method) or market.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation
The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed using the straight line method. The estimated useful lives are as follows:

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


Intangible Assets
Intangible assets consist principally of costs to acquire leased facilities. These costs are amortized over the life of the related lease, 7 years. Accumulated amortization at June 26, 2000 and June 30, 1999 was $86,796 and $79,771. Amortization expense was $7,025 and $9,829 for the fifty-two weeks ended June 26, 2000 and June 30, 1999.

Cost of Start-up Activities
The Company adopted Statement of Positions 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") beginning July 1, 1999. It requires costs of start-up activities and organization costs to be expenses as incurred. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998 with initial adoption reported as a cumulative effect of a change in accounting principle. The adoption of SOP 98-5 did not result in any cumulative effect of a change in accounting principle. At June 30, 1999, there were no unamortized start-up costs.

Income Taxes
The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, actual results could differ from those estimates.

Recoverability of Long Lived Assets
The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's annual financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disclosures About Segments of an Enterprise and Related Information
The Company adopted SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information" beginning Fiscal 1999. This statement is not applicable to the Company at the present time since there is only one reportable segment and there are no required disclosures related to product and services, geographic areas and major customers.

Accounting for Derivative Instruments and Hedging Activities
In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued and amended by Statement 138 in June 2000 which is effective for fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company does not believe that the adoption of the Statement will have a material impact on the Company's financial position results of operations.

Accounting for Stock-Based Compensation
Compensation costs attributable to stock option and similar plans are recognized based on any difference between the quoted market price of the stock on the date of the grant over the amount the employee is required to pay to acquire the stock (the intrinsic value method under Accounting Principles Board Opinion 25). Such amount, if any, is accrued over the related vesting period, as appropriate.

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." The Statement encourages employers to account for stock compensation awards based on their fair value on their date of grant. Entities may choose not to apply the new accounting method but instead, disclose in the notes to the financial statements the pro forma effects on net income and earnings per share as if the new method had been applied. The Company has adopted the disclosure-only approach of the Standard.

Earnings (Loss) Per Share
The Company follows SFAS No. 128, "Earnings Per Share" ("EPS"). This statement establishes standards for computing and presenting EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

Basic earnings (loss) per share include the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and convertible securities. Assumed conversion of the warrants and convertible securities would be either immaterial or antidilutive, therefore, basic and diluted earnings (loss) per share are the same.

Net loss applicable to common stockholders for the fifty-two weeks ended June 26, 2000 and June 30, 1999 has been increased by $691,222 and $198,846 for preferred dividends.


NOTE 2 - BUSINESS PLAN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern can not be reasonably assured.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999

NOTE 2 - BUSINESS PLAN (Continued)

Fiscal 2000
The Company has incurred aggregate losses since inception of $19,736,463, inclusive of a net loss in fiscal 2000 of $959,373 and at June 26, 2000 had a working capital deficit of $1,044,162. Additionally, $18,749 of Series C subordinated notes payable matured on August 6, 1997, and a $2,089 Series A subordinated note payable matured on August 6, 1996, are in default as of June 26, 2000.

At June 26, 2000 the Company anticipates that it will require additional working capital to fund operations. The Company believes that it will have sufficient capital to meet these obligations and implement an expansion strategy through a second stock offering and by obtaining financing on its real estate holdings at 106 Danbury Road. The Company is currently in negotiations with several institutions to secure this financing. However there can be no assurance that the Company will have sufficient capital to support operations and implement its business plan.

Fiscal 1999
At June 30, 1999 the Company had incurred aggregate losses since inception of $18,777,090, inclusive of a net loss in fiscal 1999 of $3,352,035. Based upon interim financial information prepared by management, the Company has continued to incur losses in fiscal 2000. Additionally, $18,749 of Series C subordinated notes payable matured on August 6, 1997, $15,000 of the note payable relating to the acquisition of a lease, and a $2,089 subordinated note payable matured on August 6, 1996, such obligations aggregating $35,838 are in default as of June 30, 1999.

Management completed its Cost Reduction Plan, which included the closure of the Flemington, N.J. restaurant as non-performing, in fiscal 1999. Subsequent to the completion of its private placement of Series B preferred stock, which satisfied primarily all short and long-term debt that was in default, except as noted above, (note 5), the Company assembled a new management team and developed a new restaurant concept (Spencer's), which will be introduced at the reacquired Danbury, Connecticut location.

At June 30, 1999 management believes that the finalization of its Cost Reduction Plan and the approximate $6,000,000 private placement financing will enable the Company to achieve profitable operations and restore liquidity. However, no assurance can be made regarding the achievement of the goals outlined in the strategic plan as outlined above, or if such plans are achieved, that the Company's operations will be profitable.


NOTE 3 - LAND, BUILDING AND EQUIPMENT

Land, building and equipment consist of the following:

                                                                                2000                1999
                                                                                ----                ----

         Land                                                                $1,000,000         $1,000,000
         Buildings                                                              421,191            358,067
         Leasehold improvements                                                 504,135            100,047
         Restaurant fixtures and equipment                                      223,637            110,577
         Furniture and fixtures                                                 146,985             59,331
         Construction in progress                                                     -             12,000
                                                                              ---------          ---------
                                                                              2,295,948          1,640,022
         Less: Accumulated depreciation                                         274,492            194,943
                                                                              ---------          ---------
                                                                             $2,021,456         $1,445,079
                                                                             ==========         ==========

Related depreciation and amortization expenses were $79,549 and $34,268 for the fifty-two weeks ended June 26, 2000 and June 30, 1999.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 4 - OTHER ASSETS

Other assets consist of the following:


                                                                                 2000               1999
                                                                                 ----               ----

         Promotional meal programs                                                $   -            $75,383
         Deposits                                                                18,776              1,000
                                                                                -------            -------
                                                                                $18,776            $76,383
                                                                                =======            =======

NOTE 5 - NOTES PAYABLE

Notes payable consists of the following:

                                                                                  2000            1999
                                                                                  ----            ----
Series A  subordinated  notes  payable  due  August  6, 1996
with interest at 9%                                                            $ 2,089  *      $  2,089  *

Series B convertible  subordinated notes payable due July 7,
2000 with interest at 9%, convertible at $3.85 per share                       237,506          237,506

Series C  subordinated  notes  payable  due  August 6, 1997,
with interest at 15%                                                            18,749  *        18,749  *

Notes payable relating to acquisition of lease,  due in monthly installments of $1,666 of  principal  plus interest at 1% over
prime  (9.5% at June 29,  1997 through September)                                    -           39,998 **
                                                                               -------           ------

                                                                               258,344          298,342
Less: Current maturities                                                       258,344           55,838
                                                                               -------          -------

                                                                                 $   -         $242,504
                                                                                 =====         ========

*    -  Obligation in default at June 26, 2000 and June 30, 1999.
**  -  $15,000 of these notes were in default at June 30, 1999.

Interest expense for the fifty-two weeks ended June 26, 2000 and June 30, 1999 was $28,165 and $212,315.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 6 - FINANCING ARRANGEMENTS

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

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 6 - FINANCING ARRANGEMENTS (Continued)

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

For the fifty-two weeks ended June 26, 2000 the Company recognized an extraordinary gain on the forgiveness of debt of $139,682, resulting from the discharge of payables associated with restaurants closed in prior years.


NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                      2000             1999
                                                      ----             ----

       Litigation award                             $     -          $225,000
       Accrued rent                                   80,000          140,099
       Interest payable                              149,781          125,363
       Professional fees                              30,000          120,000
       Other                                          32,343           52,292
       Accrued payroll                                30,549           15,467
                                                    --------         --------
                                                    $322,673         $678,221


NOTE 8 - OTHER LIABILITIES

The Company has entered into marketing agreements whereby it received temporary financing in exchange for participating in discounted price meal programs. At June 26, 2000 and June 30, 1999, the balances outstanding under this program were $77,555 and $171,621, which are included in other current liabilities in the accompanying consolidated balance sheets.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 9 - COMMITMENTS

The Company leases its restaurant premises located in South Norwalk, Connecticut, under an operating leases expiring May 31, 2002. The lease contains contingent rental provisions based upon a percentage of gross sales that exceed a predetermined level. There were no contingent rental payments for the fifty-two weeks ended June 26, 2000 and June 30, 1999. Rent expense for the fifty-two weeks ended June 26, 2000 and June 30, 1999 was $101,878 and $190,733.

Certain stockholders and former officers have personally guaranteed lease payments for the South Norwalk location.

Pursuant to sales agreements for the Company's New York City and White Plains, New York restaurants, closed in Fiscal 1997, the Company guaranteed specified lease obligations. As of June 26, 2000, the Company has not been notified of any claims against these guarantees.

The Company is also a defendant in litigation regarding lease guarantees for its former Lynbrook, New York facility (note 15).

Future minimum annual rentals are as follows:


      Fifty-two Weeks                        Amount
      Ending June,

                 2001                        $62,338
                 2002                         57,143
                                              ------
                                            $119,481
                                            ========


NOTE 10 - CAPITAL STRUCTURE

Preferred Stock
The Company's Series A preferred stock bears a dividend rate of 7-1/2% per annum payable semi-annually in arrears on May 15 and November 15 of each year commencing November 15, 1996. The shares are convertible at any time, one year after issuance into common stock at a conversion price equal the lesser of (i) 120% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first closing of the offering, or $4.50, whichever is lower; or (ii) 85% of the average of the last reported sale price of the common stock for the 10 trading days immediately preceding the first anniversary of the first closing, subject to certain anti-dilution adjustments. The Board of Directors has the authority to establish the specific provisions of the preferred stock, i.e., liquidation rights, dividend parameters, at the date of issuance.

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

The Board of Directors had not declared any dividends, although cumulative dividends relating to the Series A preferred stock of $207,636 had been accrued in the June 28, 1998 consolidated balance sheet. As at June 30, 1999, the Company had raised net proceeds of $5,135,019 from the private placement of Series B preferred stock. Coincident with the private placement, the holders of 56,500 shares of Series A preferred stock exchanged their holdings for 55,370 shares of Series B preferred stock and waived their rights to the unpaid and accumulated dividends of $259,545.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 10 - CAPITAL STRUCTURE (Continued)

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

The preferred shares will be convertible, at the option of the holder at any time after November 1999, at a conversion price initially equal to $0.05 per share of common stock. The conversion rate will be reduced by 10% per month for each month the Company fails to comply with its obligations to file, and in good faith process, a registration statement. The Company filed a registration statement on August 16, 1999 and filed a first amendment during July 2000.

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

Holders of preferred shares are entitled to receive, semi-annually, dividends at the rate of 8% per annum before any dividends may be paid with respect to the Common Stock, which shall be paid in cash or preferred shares at the election of the Company. If there is a failure to pay dividends, the Placement Agent, on behalf of such holders, has the right to designate one director to the Company's Board. In addition, if the Company fails to comply with its obligations to file and process a registration statement, the divided rate will increase to 14% per annum from issuance.

In July 1999, the Company sold an additional 2,000 shares of Series B preferred stock at $25 per share and received $45,000, net of expenses.

In September 1999, the Company finalized its agreement with the landlord of its previously closed restaurant in Flemington, New Jersey. The agreement satisfied all remaining obligations for past due rents, real estate taxes, utilities and outstanding $39,998 note payable. The Company assigned its liquor license in satisfaction of the note payable and issued 4,660 shares of Series B preferred stock with a valuation of $116,500 to complete the settlement.

The issuance of the 4,660 shares of Series B preferred stock resulted in a charge of $42,800 to loss on closure of restaurant sites and the $39,998 forgiveness of debt was credited against additional paid-in capital.

In September 1999, the Company issued 7,954 shares of Series B preferred stock as payment of the June 30, 1999 accrued dividends of $198,846.

In March 2000, the Company issued 13,732 shares of Series B preferred stock as payment of dividends declared for the first and second quarter of Fiscal 2000 totalling $343,318.

During the fourth quarter of Fiscal 2000, 41,833 shares of Series B preferred stock was converted to 20,916,355 shares of common stock.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 10 - CAPITAL STRUCTURE (Continued)

The Board of Directors declared dividends relating to the Series B preferred stock for the third and fourth quarter Fiscal 2000 totaling $347,904 which have been accrued as of June 26, 2000.

Common Stock
In May 2000, the Company sold 7,613 shares of common stock for $500, net of expenses.

In June 2000, the Company issued 100,000 shares of common stock valued at $4,690 and $15,000 of cash as settlement of an outstanding claim against the company.


NOTE 11- INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

There was no income tax expense for any period presented due to losses incurred by the Company. Components of the deferred tax assets and deferred tax liabilities at June 26, 2000 and June 30, 1999 are presented below:


                                      June 26, 2000       June 30, 1999
                                      -------------       -------------

Deferred tax assets:
Net operating loss carry-forward        $7,316,000          $6,947,521

Less: Valuation allowance                7,316,000           6,947,521
                                         ---------           ---------

Net deferred tax assets                 $     -             $     -
                                        ----------          ----------


The valuation allowance for deferred tax assets as of June 26, 2000 and June 30, 1999 was $7,316,000 and $6,947,521. The change in the total valuation allowance for the years ended June 26, 2000 and June 30, 1999 was $368,479 and $1,347,597. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxible income during the periods in which the net operating losses and temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. At June 26, 2000 and June 30, 1999, the Company has net operating loss carry forwards for Federal and State income tax purposes of approximately $18,290,000 and $17,330,993 (the "NOL carry forwards"), which are available to offset future taxable income, if any, through fiscal 2015. Based upon the limited operating history of the Company and losses incurred to date, management has fully reserved the deferred tax asset.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 11- INCOME TAXES (Continued)

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, as it applies to the NOL carry forwards, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an "Ownership Change") will place an annual limitation on the Company's ability to utilize its existing NOL carryforwards to offset United States Federal taxable income in future years. Generally, such limitation would be equal to the value of the long-term tax exempt interest rate, as published by the Internal Revenue Service. The Company believes that Ownership Changes have occurred and would cause the annual limitations as described above to apply. The Company has not determined what the maximum annual amount of taxable income is that can be reduced by the NOL carryforwards.


NOTE 12 - EMPLOYEE BENEFIT PLANS

Stock Option Plan
In December 1994, the Company adopted the 1994 Employees Stock Option Plan (the Employees Plan), which provides for the issuance of incentive stock options ("ISO's") and non-qualified options ("Non-ISO's") to officers and key employees. Up to 1,000,000 shares of the Company's common stock have been reserved for issuance under the Plan. The Plan is currently administered by the Board of Directors of the Company. The term of the options is generally for a period of 5 years. The exercise price for non-qualified options outstanding under the Employees Plan can be no less than 100% of the fair market value, as defined, of the Company's common stock at the date of the grant. For ISO's, the exercise price can be generally no less than the fair market value of the Company's common stock at the date of the grant, with the exception of any employee who prior to the granting of the option, is a 10% or greater stockholder as defined, for which the exercise price can be no less than 110% of the fair market value of the Company's common stock at the date of grant. The Employees Plan was canceled in April 1999.

In December 1994, the Company adopted the Non-Executive Director Stock Option Plan (the Director Plan), which provides for the issuance of non-ISO's to non-executive directors, as defined, and members of any advisory board established by the Company who are not full-time employees of the Company. The Company has reserved 500,000 shares for issuance under the provisions of the Director Plan. The Director Plan provides that each non-executive director will automatically be granted an option to purchase 25,000 shares upon joining the Board of Directors and 15,000 shares on each December 1st thereafter, provided such person has served as a director for the 12 months immediately prior to such December 1st. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. The Director Plan was canceled in April 1999.

At June 26, 2000 and June 30, 1999, there were 1,000,000 and 295,000 additional shares available for grant under the Employees and Director Plans. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $0.51 and $1.22, respectively for those options whose exercise price equaled the market price of the stock on the date of grant and $.05 and $-0-, respectively for those options whose exercise price was above the market price of the stock on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 and 1996 - expected dividend yield 0%, risk-free interest rate of between 5.07% and 5.86%, an expected life of between approximately 2.5 - 5 years and expected stock volatility of between 38
- 130%. There were no options granted in 2000, 1999 and 1998.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its employees and directors stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                        2000             1999
                                                                        ----             ----

Net loss available to common shareholders:
                                    As reported                    $(1,650,595)      $(3,550,881)
Pro-forma                                                          $(1,650,595)      $(3,550,881)
Loss per share:                     As reported                      $   (0.03)         $  (0.18)
Pro-forma                                                            $   (0.03)         $  (0.18)

Pro forma net loss reflects only options and warrants granted in 1997. Therefore, the full impact of calculating compensation cost for stock options and warrants under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options and warrants granted prior to July 1, 1995 were not considered.

The Employees and Director Plans expire in December 2004, unless terminated earlier by the Board of Directors under conditions specified in the respective Plans. No options have been exercised as of June 26, 2000 and June 30, 1999.

As of June 26, 2000 and June 30, 1999 there were no ISO's outstanding options and 205,000 non-ISO's outstanding options. There were no ISO or non-ISO options granted or terminated during Fiscal 2000 and Fiscal 1999.

At June 26, 2000, the range of exercise prices and range of the remaining contractual life of outstanding non-ISO's options was $4.50 - $5.25 and approximately 0.5 - 1.5 years.

At June 26, 2000 and June 30, 1999, the number of non-ISO's options exercisable was 205,000 and the weighted-average exercise price of those options was $4.88.

On April 18, 1999, the Board of Directors approved the adoption of the 1999 Stock Option Plan (the "1999 Plan"), subject to the approval of Stockholders which was obtained in September 1999, which provides for the issuance of ISO's, non-ISO's, and stock appreciation rights to officers and key employees of the company. Up to 25,000,000 shares have been reserved for issuance under the 1999 Plan, which is administered by the Board of Directors of the Company. The term of the options is generally for a period of five years. The exercise price for non-ISO's outstanding under the 1999 Plan can be no less than 100% of the fair market value, as defined, of the Company's Common Stock on the date of grant. For ISO's, the exercise price can generally be no less than the fair market value of the Company's Common Stock at the date of grant, without the exception of any employee who prior to the option grant, is a 10% or greater stockholder, as defined, for which the exercise price can be no less than 110% of the fair market value of the Company's Common Stock at the date of grant.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

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

On March 15, 1997 an agreement was signed between the Company and Vice Chairman and Chief Administrative Officer which amended the December 1995 employment agreement. Under the new agreement, the former Vice Chairman and Chief Administrative Officer will accept the position of Acting Co-Chief Executive Officer. This agreement waives any base rate or annual rate increases per the previous agreement and modified the term to March 1, 1997 through February 28, 1999. Services are provided on a part-time consulting basis. The compensation for the period March 1, 1997 through February 28, 1999 will be $75,000, plus benefits. This agreement also included the grant of an option to purchase 125,000 shares of stock at the closing price on the date of this agreement. The agreement also includes that in the event the stock options previously granted under the current Company stock option plans are repriced for any employee, the existing stock option grants for the acting Co-CEO will be repriced at the same time as any repricing and under the same terms and conditions. No such options were repriced and the agreement was replaced with a May 1998 consulting agreement (Note 13).

Subsequent  to June 1998,  the  Company  entered  into a three  year  employment agreement, as amended, with the Chief Financial officer providing for fixed compensation of $52,000 in year one, with a time allowance in year one to complete certain projects and commercially standard compensation for full time services to be determined for years two and three. The executive has also been granted options to purchase common stock as follows: 100,000 vesting at close of year one; 100,000 vesting at close of year two; 100,000 vesting at close of year three at the exercise price of $.05, the fair value at the date of grant, with additional options to purchase 200,000 shares exercisable at the close of each of years two and three. This employment agreement was terminated in its entirety, in December 1999. In January 2000, the Company issued 1,000,000 options to this officer of the Company as a severance payment. The Company recognized $30,000 of compensation expense upon issuance of those options since the fair market value per share ($0.08) was greater than the exercise price ($0.05).

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

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 12 - EMPLOYEE BENEFIT PLANS (Continued)

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


NOTE 13 - CONSULTING AGREEMENTS

On May 1, 1998, the company entered into a three year consulting agreement with its former Vice Chairman and current Secretary, which replaced a March 15, 1997employment agreement to provide financial and related services to the Company with compensation of $7,000 per month. The consultant, in consideration for services, received 500,000 shares of the Company's common stock, with a value of $25,000, of which 250,000 shares are subject to anti-dilution provisions and 250,000 shares which may be repurchased at the Company's option under specified conditions. In addition, the consultant received a warrant, expiring in April 30, 2003, to purchase an additional 250,000 shares of Company Common Stock at an exercise price of $0.15 per share. The consultant also received approximately 1,664,000 shares of common stock with a value of $83,200 to compensate him for his deferred portion of consulting fees not paid in cash.

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

In October 1998, the Company entered into a three year consulting agreement, as revised, with an individual to provide advice and consultation in the implementation of the future expansion of the Company's planned restaurant concepts. In consideration, the consultant shall serve without regular, periodic compensation. The consultant shall be entitled to a performance bonus and shall receive a warrant, immediately exercisable, to purchase an amount of common stock equal to fifteen percent of the outstanding common stock of the Company, on a fully diluted basis, after the private placement financing at $0.05 per share, exercisable for a period of five years, representing 45,000,000 shares. This consulting agreement was terminated on December 31, 1999.


NOTE 14 - LOSS ON CLOSURE OF RESTAURANTS AND IMPAIRMENT CHARGES

In September 1999, the Company finalized its agreement with the landlord of its previously closed restaurant in Flemington, New Jersey. The agreement satisfied all remaining obligations for past due rents, real estate taxes, utilities and outstanding $39,998 note payable. The Company assigned its liquor license in satisfaction of the note payable and issued 4,660 shares of Series B preferred stock with a valuation of $116,500 to complete the settlement.

The issuance of the 4,660 shares of Series B preferred stock resulted in a charge of $42,800 to loss on closure of restaurant sites and the $39,998 forgiveness of debt was credited against additional paid-in capital.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 14 - LOSS ON CLOSURE OF RESTAURANTS AND IMPAIRMENT CHARGES (Continued)

Pursuant to a March 1998 agreement to acquire the Ottomanelli Group, additional consideration due to anti-dilution provisions contained in the agreements in the form of common stock was payable to the Ottomanelli Group shareholders as a result of the private placement. In February 1999, 5,000,000 shares of common stock were issued pursuant to such anti-dilution provisions, which included a maximum addition which was met. As the company recorded an impairment charge in fiscal 1998 relating to the termination of the operations of the Ottomanelli restaurants, the fair value of the common stock issued, $250,000, was recognized as a further impairment loss in fiscal 1999.

A note receivable of $230,000, which was received as partial consideration for the March 1998 sale of the Company's Fairfield facility, was exchanged with a value assigned of $115,000 in partial satisfaction of a $425,000 note payable and an additional $115,000 loss on restaurant closure was recognized in fiscal 1999.


NOTE 15 - LITIGATION

The Company was a co-defendant in an action brought by an owner of an apartment above the South Norwalk Company restaurant for negligence per se, intentional infliction of emotional distress, negligent infliction of emotional distress, and violations of the Connecticut Unfair Trade Practices Act ("CUTPA") based upon alleged excessive noise and rude and/or threatening conduct of employees. The jury awarded a verdict in the amount of $625,000 against various defendants, including the Company's former Chairman on August 5, 1998. On November 20, 1998, the Court set aside the jury's verdict as to all counts against the Comapny except for plaintiff's claim for negligence per se and accordingly reduced the jury's award to $225,000. The jury's award is currently on appeal by the Company, and plaintiff has appealed the Court's decision to set aside a portion of the jury's verdict and reduce the award. There are also potential claims of indemnification by other defendants against the Company in the event the plaintiff's appeal is successful. For Fiscal 1999, the Company reduced its original accrual from $625,000 to $225,000 which represented the appealed verdict in the quarter ended December 31, 1998.

During June 2000, the lawsuit was settled for $300,000 of which $225,000 was paid by insurance companies and $45,000 was paid by the Company. As a result of this settlement, the Company recognized $180,000 of litigation income in fiscal 2000, which represents the difference between the June 30, 1999 litigation accrual of $225,000 and the actual payment of $45,000.

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


NOTE 16 - EARNINGS (LOSS) PER SHARE

As discussed in Note 1, the Company adopted Statement 128, which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Dilutive net loss per share for Fiscal 2000 and 1999 are the same as basic net loss per share due to the anti-dilutive effect of the assumed conversion of preferred stock and exercise of stock options and warrants.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 26, 2000 AND JUNE 30, 1999


NOTE 16 - EARNINGS (LOSS) PER SHARE (Continued)

The following table reconciles net loss per share with net loss per share available to common stockholders:



                                                      2000              1999
                                                      ----              ----

         Net loss per share                         $(0.03)           $(0.20)

         Net gain on extraordinary item                  -              0.03

         Net loss per share attributable to
            preferred stock dividends                (0.02)            (0.01)
                                                    -------            ------

         Net loss per share available to
            common stockholders                     $(0.05)           $(0.18)
                                                    =======           =======

NOTE 17 - SUBSEQUENT EVENTS

In July 2000, the Company was in default of the $237,506 of Series B convertible subordinated notes payable, and additional accrued interest of approximately $150,000 which matured on July 7, 2000.

In September 2000, the Company issued 13,916 shares of Series B preferred stock as payment of the $347,904 of accrued dividends as of June 26, 2000.