Form 10QSB
period 2000-09-25
SPENCERS RESTAURANTS INC
filed 2000-11-14
CIK 935499

10QSB - Quarterly Report

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 2000

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

                                    Yes X No

     57,102,926 Common Shares, par value $.001 per share were outstanding as of September 25, 2000

                                   FORM 10-QSB

                           Spencer's Restaurants, Inc.

                               September 25, 2000

                                      INDEX


Part I - Financial Information

Condensed Consolidated Balance Sheets as of September 25, 2000  (unaudited)                               3
and June 26, 2000 (audited)

Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks
ended  September 25, 2000 and September 27, 1999                                                          4

Unaudited Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended                     5
September 25, 2000 and September 27, 1999

Unaudited Consolidated Statement of Stockholders Equity for the thirteen weeks ended                      6
September 25, 2000

Notes to Unaudited Condensed Consolidated Financial Statements                                            7

Management's Discussion and Analysis                                                                      9

Liquidity                                                                                                 11

Safe Harbor Statement                                                                                     12


Part II - Other Information

Item 1:  Legal Proceedings
13

Item 2:  Changes in Securities and use of Proceeds                                                        13

Item 3:  Defaults Upon Senior Securities                                                                  13

Item 4:  Submission of Matters Stockholders' vote                                                         13

Item 5:  Other Information
13

Item 6:  Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                14


                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
        As of September 25, 2000 (unaudited ) and June 26, 2000 (audited)

                                                                                 UNAUDITED              AUDITED
                                                                                 ---------              -------
                                                                           September 25, 2000       June 26, 2000
ASSETS
          Cash                                                               $       135,461         $    374,507
          Accounts Receivable                                                         27,268               24,500
          Inventory                                                                   47,709               47,862
          Prepaid expenses                                                            34,300                2,159
                                                                                     -------              --------
          Total current assets                                                       244,738              449,028

          Land, building, and equipment, net                                       2,004,848            2,021,456
          Intangable assets, net                                                      11,988               13,744
          Other assets                                                                14,276               18,776
                                                                                   ---------            ---------
TOTAL ASSETS                                                                 $     2,275,850         $  2,503,004
                                                                                   =========            =========
LIABILITIES
          Notes Payable, current portion                                     $       250,011         $    258,344
          Accounts Payable                                                           459,537              486,714
          Accrued Expenses                                                           307,798              322,673
          Dividends Payable                                                          152,557              347,904
          Others Payables                                                             63,149               77,555
                                                                                   ---------            ---------
TOTAL CURRENT LIABILITIES                                                          1,233,052            1,493,190

          Par Value-Series B Conv. $0.10; 5,000,000 shares                            31,679               31,507
          authorized; 316,792 shares issued and outstanding
          at 9/25/00; 315,076 shares issued and outstanding
          at 6/26/2000.
          Par Value - Common $0.001; 400,000,000 shares                               57,103               51,003
          authorized; 57,102,926 shares issued and outstanding
          at 9/25/00; 51,002,981 shares issued and outstanding
          at 6/26/2000.
          Additional Paid in Capital-Series B Preferred Stock                      6,291,410            6,535,088
          Additional Paid in Capital-Common Stock                                 14,713,989           14,476,583
          Accrued Dividends                                                        (152,557)            (347,904)
          Retained Earnings                                                     (19,898,826)         (19,736,463)
                                                                                ------------         ------------
TOTAL STOCKHOLDERS EQUITY                                                          1,042,798            1,009,814
                                                                                   ---------            ---------
TOTAL LIABILITIES & STOCKHOLDERS EQUITY                                      $     2,275,850         $  2,503,004
                                                                                   ---------            ---------

See accompanying notes to the unaudited condensed consolidated financial statements.

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                 Unaudited Condensed Consolidated Statements of
             Operations Thirteen weeks ended September 25, 2000 and
                               September 27, 1999


                                                                    UNAUDITED             UNAUDITED
                                                               September 25, 2000    September 27, 1999

Restaurant Sales                                                    $   1,048,528           $   323,697
Less: Promotional Sales                                                    17,838                 7,452
                                                                        ---------               -------
Net Restaurant Sales                                                    1,030,690               316,245

Costs & Expenses
Food & Beverage Cost                                                      376,776                79,689
Salaries, Wages & Employee Benefits                                       384,671               168,757
Operating Expense                                                         183,269                59,227
Occupancy                                                                  25,642                27,785
Depreciation And Amortization on Restaurants                               24,437                 9,731
                                                                          -------               -------
Total Restaurant Cost And Expense                                         994,795               345,189

Income (Loss) From Restaurant Operations                                   35,895              (28,944)

General And Administrative                                                236,823               173,766
Loss On Restaurant Closure                                                      0                42,800
Total G&A Expense                                                         236,823               216,566
                                                                        ---------             ---------
Total Loss From Operations                                              (200,928)             (245,510)

Other Income
Other Expense (Income) Net                                                (2,668)                     0
Interest Expense (Income) Net                                               2,083                     0
                                                                            -----                     -
Total Other Expense (Income)                                                (585)                     0
                                                                        ---------             ---------
Net Loss Before Extraordinary Item                                      (200,343)             (245,510)

Extraordinary Item
Gain On Extinguishment Of Debt                                             37,982                     0
                                                                        ---------             ---------
Net Loss Available To Shareholders                                      (162,361)             (245,510)

Dividends On Preferred Shares                                             152,557               171,659
                                                                          -------               -------
Net Loss Available To Common Shareholders                           $   (314,918)           $ (417,169)
                                                                        =========             =========

Net Loss Per Share:
Before Extraordinary Item                                           $      (0.01)           $    (0.01)
          Extraordinary item                                                    -                     -
                                                                           ------                ------
Net Loss Basic And Diluted                                          $      (0.01)           $    (0.01)
                                                                           ======                ======
Weighted Average Number Of Common
Shares Outstanding                                                     55,916,581            29,979,013
                                                                       ==========            ==========

See accompanying notes to the unaudited condensed consolidated financial statements

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
            Unaudited Condensed Consolidated Statements of Cash Flows
         Thirteen weeks ended September 25, 2000 and September 27, 1999


                                                                                       UNAUDITED           UNAUDITED
                                                                                    ------------------ ------------------
                                                                                    September 25, 2000 September 27, 1999

CASH FLOW FROM OPERATING ACTIVITY
     Adjustments to reconcile net loss to net cash used in
     operating activities:
           Net Income (Loss)                                                             $   (162,361)       $   (245,510)
           Depreciation and Amortization                                                        28,106               9,731
           Forgivness Of Debt                                                                 (37,982)
           Loss on conversion of asset                                                               0              42,800
     Stock issued for services preformed                                                             0              72,909
     Changes in assets and liabilities:
           Decrease (Increase) In Inventory                                                        153               7,931
           Decrease (Increase) In Accts. Rec.                                                  (2,768)               3,031
           Decrease (Increase) In Prepaid and Other Current Assets                            (32,141)             (8,395)
           Decrease (Increase) In Other Assets                                                   4,500
           Increase (Decrease) In Accounts Payable                                               9,407            (40,848)
           Increase (Decrease) In accrued expenses                                            (13,478)
           Increase (Decrease) In other payables                                              (14,406)            (16,413)
                                                                                             ---------           ---------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (220,970)           (174,764)


CASH FLOW FROM INVESTING ACTIVITY
           Capital expenditures                                                                (9,743)           (294,942)
                                                                                               -------           ---------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (9,743)           (294,942)

CASH FLOW FROM FINANCINIG ACTIVITY
           Principal repayments of Borrowings                                                  (8,333)                   0
           Proceeds from Issuance of Preferred Stock                                                 0              50,000
                                                                                               -------              ------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (8,333)              50,000

           Increase (Decrease) In Cash                                                       (239,046)           (419,706)

Cash Beginning                                                                                 374,507           2,337,675
                                                                                               -------           ---------
Cash Ending                                                                                    135,461           1,917,969
                                                                                               -------           ---------
Cash paid during period for interest                                                             2,353                   -


See accompanying notes to the unaudited condensed consolidated financial statements

                  SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
             Unaudited Consolidated Statement of Stockholders Equity
                     Thirteen weeks ended September 25, 2000


                                                             Preferred Stock     Preferred Stock
                                         Common     Common
                                         Shares     Stock    Series A  Series B  Series A Series B
                                         ------     -----    --------  --------  -----------------

BALANCE, JUNE 26, 2000                  51,002,981  $ 51,003           315,076            $ 31,507

Conversion   of  Series  B   preferred
to common stock                          6,099,945     6,100       -  (12,200)       -     (1,220)

Issuance of series B preferred stock
as dividend                                      -         -       -    13,916       -       1,392

Accrued dividends  - Series B                    -         -       -         -       -           -

Net loss for the thirteen weeks
ended September 25, 2000

BALANCE, September 25, 2000
(unaudited)                             57,102,926  $ 57,103           316,792            $ 31,679


                                            Additional                                      Additional
                                         Paid-in Capital     Accrued    Accumulated      Paid-in Capital
                                         Preferred  Stk     Dividends     Deficit          Common Stock
                                         --------------     ---------     -------          ------------

BALANCE, JUNE 26, 2000                   $ 6,535,088       $ (347,904)   $(19,736,463)      $ 14,476,583

Conversion   of  Series  B   preferred
to common stock                            (242,286)                -                -          237,406

Issuance of series B preferred stock
as dividend                                  (1,392)          347,904                -                -

Accrued dividends  - Series B                     -         (152,557)                -                -

Net loss for the thirteen weeks
ended September 25, 2000                          -                 -        (162,361)                -

BALANCE, September 25, 2000
(unaudited)                              $ 6,291,410      $ (152,557)    $(19,898,825)     $ 14,713,989

SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES: NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Consolidated Financial Statements.

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of September 25, 2000, the results of operations and cash flows for the thirteen weeks ended on September 25, 2000 and September 27, 1999. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature. The balance sheet at June 26, 2000 was derived from audited financial statements

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-end June 26, 2000. The results of operations for the period ended September 25, 2000 are not necessarily indicative of the operating results, which may be achieved for the full year.

2. Basis of Presentation

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. All material intercompany balances and intercompany transactions have been eliminated. Actual results could differ from those estimates.

     The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, the Company's continuation as a going concern cannot be reasonably assured.

3. Description of Business

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

     We continue to operate a self-sustaining Rattlesnake(R) Southwestern Grill in South Norwalk, Connecticut

4. Management Plans

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. However, due to the matters discussed below, its continuation as a going concern can not be reasonably assured.

     The Company has incurred aggregate losses since inception of $19,898,826, inclusive of a net loss for the thirteen weeks ended September 25, 2000 of $162,361 and at September 25, 2000 had a working capital deficit of $988,314. Additionally, $229,173 of Series B convertible subordinated notes payable matured on July 7, 2000, $18,749 of Series C subordinated notes payable matured on August 6, 1997, and a $2,089 Series A subordinated note payable matured on August 6, 1996, are in default as of September 25, 2000.

     The Company anticipates that it will require additional working capital to fund operations. The Company believes that it will have sufficient capital to meet these obligations and implement an expansion strategy through a second stock offering. In addition, in October 2000, the Company obtained financing on its real estate holdings at 106 Danbury Road (Note 8). However there can be no assurance that the Company will have sufficient capital to support operations and implement its business plan.

5. Stockholder's Equity

Preferred Stock

     As of the quarter ended September 25, 2000, 12,200 shares of Series B preferred stock was converted to 6,099,945 shares of common stock.

     In September 2000, the Company issued 13,916 shares of Series B preferred stock as payment of dividends declared for the $347,904 of accrued dividends as of June 26, 2000.

6. Reclassification

     Reclassification of certain expense captions have been made to the statement of operations for fiscal quarter ending September 27, 1999 to conform to the September 25, 2000 presentation. In addition $59,227 was reclassified from general and administrative to operating expense for the quarter ending November 27, 1999

     The impact of the reclassification did not result in changes to the balance sheet and consolidated statement of cash flows for the fiscal quarter ending September 27, 1999.

7. Litigation

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

     As of October 2, 2000 the Company received notification from its attorneys regarding the Cioffi Trust case indicating the case is Certified, ready for trial. Plaintiff has until October 30, 2000 to file a note of issue requesting a trial date. On November 2, 2000 plaintiff filed the Note of Issue and Certificate of Readiness.

8. Subsequent Events

     On October 19, 2000 the Company closed on an $800,000 sale, leaseback and purchase option (the "Transaction") for its 106 Federal Road property (the "Property") owned by 106 Federal Road, Inc., a wholly owned subsidiary of the Company. The Transaction consisted of a sale of the Property to Mercury Capital Corporation, which in turn leased back the Property to 106 Federal Road, Inc. The Company has the right to purchase back the Property for $800,000 at a date no earlier than May 1, 2001 and no later than November 9, 2002. For accounting purposes the Transaction will be recorded as a financing of the property


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto issued in its 10-KSB report for the fiscal period June 26, 2000.

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

     In connection with its February 1999 Offering the Company was required to file a registration statement with the Securities and Exchange Commission. The Company filed a registration statement on August 16, 1999 and July 2000, filed a first amendment to the registration statement.

     The Company presently operates a Rattlesnake Southwestern Grill in South Norwalk, Connecticut and the Spencer's Restaurant in Danbury, CT. The Company has closed all other restaurants previously owned as of June 30, 1999.


Operating results for the thirteen weeks ended September 25, 2000 as compared with the thirteen weeks ended September 27, 1999 are as follows:

     Gross restaurant sales increased $724,831 or 223.9% to $1,048,528 for the thirteen weeks ended September 25, 2000 from $323,697 for the thirteen weeks ended September 27, 1999. Net restaurant sales increased $714,445 or 225.9% to $1,030,690 for the thirteen weeks ended September 25, 2000 from $316,245 the thirteen weeks ended September 27, 1999. These increases in restaurant sales are primarily due to the new Spencer's Danbury restaurant which opened in November of 1999.

     Promotional sales increased $10,386 or 139.4% to $17,838 for the thirteen weeks ended September 25, 2000 from $7,452 for the thirteen weeks ended September 27, 1999. The increase is attributable to the commencement of operations of the new Spencer's restaurant that opened November 3, 1999. Promotional sales as a percentage of net sales decreased .6% to 1.7% from 2.3% in the respective periods

     Cost of food and beverage sales increased $297,087 or 372.8% to $376,776 for the thirteen weeks ended September 25, 2000 from $79,689 for the thirteen weeks ended September 27, 1999. Cost of food and beverage as a percentage of net sales increased 11.4% to 36.6% from 25.2% in the respective periods. The percentage increase is attributable to the Spencer's restaurant that features a high quality, high value menu.

     Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages and related fringe benefits, increased $215,914 or 127.9% to $384,671 for the thirteen weeks ended September 25, 2000 from $168,757 for the thirteen weeks ended September 27, 1999. Restaurant salaries and fringe benefits as a percentage of net sales decreased 16.1% to 37.3% from 53.4% in the respective periods. The decrease, as a percentage, is primarily attributable the prior year reporting of corporate salaries in this line item and greater sales in the thirteen weeks ended September 25, 2000.

     Operating expense increased $124,042 or 209.4% to $183,269 for the thirteen weeks ended September 25, 2000 from $59,227 for the thirteen weeks ended September 27, 1999. Operating expense as a percentage of net sales decreased 1.0% to 17.7% from 18.7% in the respective periods, due to the addition of the Danbury location.

     Occupancy and other related expenses, which include rent and common area maintenance, decreased $2,143 or 7.7% to $25,642 for the thirteen weeks ended September 25, 2000 from $27,785 for the thirteen weeks ended September 27, 1999. Occupancy as a percentage of net sales decreased 6.3% to 2.5% from 8.8% in the respective periods. The percentage decrease is due to the additional restaurant sales and the fact that the Company did not incur rent at its Danbury location as the Company owned the property during such period.

     Depreciation and amortization expense increased $14,706 or 151.1% to $24,437 for the thirteen weeks ended September 25, 2000 from $9,731 for the thirteen weeks ended September 27, 1999. The increase is attributable to assets at the new restaurant. The increase is attributable to the Danbury location.

     General and administrative expenses which includes, among other things, legal accounting and professional fees, corporate and training salaries increased $63,057 or 36.3% to $236,823 for the thirteen weeks ended September 25, 2000 from $173,766 for the thirteen weeks ended September 27, 1999. The increase is attributable to administrative costs associated with the new restaurant as well as costs associated with the various legal matters. General and administrative expense as a percentage of net sales decreased 32.0% to 23.0% from 55.0% in the respective periods. The percentage reduction from prior year is the result of added sales from the new restaurant.

     Loss on restaurant closure decreased $42,800 or 100% to $0 for the thirteen weeks ended September 25, 2000 from $42,800 for the thirteen weeks ended September 27, 1999. Loss on restaurant closure as a percent of net restaurant sales decreased 13.5% to 0% from 13.5% in the respective periods. This is attributable to the 1999 closing of the Flemington location.

     Other expense (income) net increased $2,668 or 100% to $2,668 for the thirteen weeks ended September 25, 2000 from $0 for the thirteen weeks ended September 27, 1999. Other expense (income) as a percent of net restaurant sales increased .3% to .3% from 0% in the prior period.

     Interest expense (income) net, increased $2,083 or 100% to $2,083 for the thirteen weeks ended September 25, 2000 compared to $0 for the thirteen weeks ended September 27, 1999. Interest expense is for Series B notes payable, due July 2000 that carry interest of 9% per annum less interest earned on available cash balances.

     Gain on extinguishment of debt increased $37,982 or 100% to $37,982 for the thirteen weeks ended September 25, 2000 from $0 for the thirteen weeks ended September 27, 1999. Gain on extinguishment of debt as a percent of net restaurant sales increased 3.7% to 3.7% from 0.0% in the respective periods. This is attributable to the write off of certain payables from closed location.

     Net Loss available to Shareholders decreased $86,149 or 33.9% to $162,361 for the thirteen weeks ended September 25, 2000 compared to $245,510 for the thirteen weeks ended September 27, 1999. Net Loss available to Shareholders decreased as a percent of net restaurant sales decreased 61.9% to -15.8% from -77.7% in the respective periods.


ACCOUNTING STANDARDS TO BE ADOPTED

     In April 1998, Statement of Position 98-5 ("SOP 98-5"), "Reporting the Cost of Start-up Activities," was issued. SOP 98-5 requires that costs incurred during start-up activities, including pre-opening costs, be expensed as incurred. The Company adopted SOP 98-5 in the first quarter of fiscal 2000 and did not result in any cumulative effect of a change in accounting principle.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued and amended by Statement 138 in June, 2000 which is effective for fiscal years beginning after June 15, 2000. Statement 133 standardizes the accounting for derivative instruments and requires that all derivative instruments be carried at fair value. The Company adopted Statement 133 in the first quarter of fiscal 2001 and did not result in any cumulative effect of a change in accounting principle.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

LIQUIDITY

     The Company has a long history of losses, which has depleted its capital resources. Without additional funds, the Company will have to abandon its long-term plans for the Spencer's concept development and the opening of additional restaurants, and drastically reduce its corporate overhead. The Company estimates, that with financing, the Company will be able to affect some expansion and to operate through fiscal 2001. There can be no assurance that the Company will have adequate resources after such time unless it conducts profitable operations and/or obtains additional financing of which there can be no assurance. The Company continues to explore equity investments but there is no assurance the Company will be successful. In October 2000 the Company obtained a sale leaseback financing. See Note 8. above.

     The Company has incurred aggregate losses since inception of $19,898,826 inclusive of a net loss for the thirteen weeks ended September 25, 2000 of $162,361 and at September 25, 2000 had a working capital deficit of $988,314. Additionally, $229,173 of Series B convertible subordinated notes payable matured on July 7, 2000, $18,749 of Series C subordinated notes payable matured on August 6, 1997, and a $2,089 Series A subordinated note payable matured on August 6, 1996, are in default as of September 25, 2000.

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

     Dividends for the first quarter were accrued at 8% per annum.

     Dividends were paid in September 1999 and September 2000 in the form of 7,954 and 13,916 additional shares of Series B Preferred Stock respectively.

     Cash flows used in operating activities for the nine months ended September 25, 2000 were ($220,970) as opposed to ($174,764) for the same period in the previous year.

     Cash flows used in  investing  activities  were  ($9,743)  for the thirteen weeks ended September 25, 2000 whereas in 1999, for the thirteen weeks, ($294,942) accounted for the cash flows used in investing activities. This difference can be attributed to the preparations of the new restaurant, Spencer's. The Company does not have further commitments for capital expenditures beyond the completion of the Danbury location except those normally associated with day-to-day operations. However, the Company does plan to expand the Spencer's concept and should that occur, further capital expenditures would be required.

     Cash flows from financing activities were $8,333 for the thirteen weeks ended September 25, 2000, whereas for the thirteen weeks ended September 27, 1999 cash flows from financing activities were $50,000 due to the sale of Series B Preferred Stock in July 1999.

     Given the above, cash during the thirteen weeks ended September 25, 2000 decreased by $239,046 as compared to a decrease of $419,706 during the thirteen weeks ended September 27 1999. The decrease during the year is attributable to the opening of the Danbury location in fiscal 2000.

     At September 25, 2000, the following obligations are past due and in default; (i) $237,506 of Series B convertible subordinated notes payable matured on July 7, 2000; and (ii) $18,750 of Series C subordinated notes payable, matured in August 1997 and a $2,089 subordinated note payable matured in August 1996 (the Company has been unable to locate either noteholder). The Company is currently seeking to restructure the Series B Preferred notes and/or to exchange the same for equity, although there can be no assurance of the same.

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


Item 1 - Legal Proceedings

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

         As of October 2, 2000 the Company received notification from its attorneys regarding the Cioffi Trust case indicating the case is Certified, ready for trial. Plaintiff has until October 30, 2000 to file a note of issue requesting a trial date. On November 2, 2000 plaintiff filed the Note of Issue and Certificate of Readiness.


Item 2 - Changes in Securities and Use of Proceeds

            None.

Item 3 - Defaults Upon Senior Securities

            None in this quarter.

Item 4 - Submission of Matters to a Vote of Stockholders during the quarter ending September 25, 2000:

            None.

Item 5. - Other Information.

     The Company securities are traded on the NASDAQ Bulletin Board. Due to the nature of such markets and the "penny stock' rules to which the common stock trades (Rule 15g-9 promulgated under the SEC Act) there may not be a liquid trading market in the common stock.

Item 6. - Exhibits and Reports on Forms 8-K.

            During the thirteen weeks ended September 25, 2000, the Company filed for a change in Certifying Accountants on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Spencer's Restaurants, Inc.
                                  (Registrant)


November 13, 2000              By:/s/ Kenneth Berry
                                  -----------------
                                  Kenneth Berry
                                  President CEO



November 13, 2000              By:/s/ John S. Reuther, Jr.
                                  ------------------------
                                 John S. Reuther, Jr.
                                 Chief Financial Officer