Form 10QSB
period 2000-12-25
SPENCERS RESTAURANTS INC
filed 2001-02-08
CIK 935499

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 25, 2000

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _________________

                         Commission File No. 1-13818

                         Spencer's Restaurants, Inc.
               ----------------------------------------------
               (Name of small business issuer in its charter)

            Delaware                                  06-1369616
-------------------------------                 ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)

                              106 Federal Road
                              Danbury, CT 06810
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (203) 798-1390

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  [X]     No  [ ]

      65,442,911 Common Shares, par value $.001 per share were outstanding as of December 25, 2000

                                 FORM 10-QSB

                         Spencer's Restaurants, Inc.

                              December 25, 2000

                                    INDEX

Part I - Financial Information

          Condensed Consolidated Balance Sheets as of December 25, 2000
          (unaudited) and June 26, 2000 (audited)                            3

          Unaudited Condensed Consolidated Statements of Operations for
          the thirteen and twenty six weeks ended December 25, 2000 and
          December 27, 1999                                                  4

          Unaudited Condensed Consolidated Statement of Cash Flows for
          the twenty-six weeks ended December 25, 2000 and
          December 27, 1999                                                  5

          Unaudited Consolidated Statement of Stockholders Equity for
          the twenty-six weeks ended December 25, 2000                       6

          Notes to Unaudited Condensed Consolidated Financial Statements     7

          Management's Discussion and Analysis                               9

          Liquidity                                                         12

          Safe Harbor Statement                                             14

Part II - Other Information

Item 1:   Legal Proceedings                                                 15

Item 2:   Changes in Securities and use of Proceeds                         15

Item 3:   Defaults Upon Senior Securities                                   15

Item 4:   Submission of Matters Stockholders' vote                          15

Item 5:   Other Information                                                 15

Item 6:   Exhibits and Reports on Form 8-K                                  15

Signatures                                                                  16


                SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
      As of December 25, 2000 (unaudited ) and June 26, 2000 (audited)



                                                            December 25         June 26
                                                                2000              2000
                                                             Unaudited          Audited

ASSETS
  Cash                                                      $    630,141     $    374,507
  Accounts Receivable                                             33,612           24,500
  Inventory                                                       41,280           47,862
  Prepaid expenses                                                64,387            2,159
                                                            -----------------------------
  Total current assets                                           769,420          449,028

  Land, building, and equipment, net                           2,064,674        2,021,456
  Intangible assets, net                                          10,232           13,744
  Other assets                                                    15,108           18,776
                                                            -----------------------------
TOTAL ASSETS                                                $  2,859,434     $  2,503,004
                                                            =============================

LIABILITIES
  Notes Payable, current portion                            $    216,678     $    258,344
  Accounts Payable                                               408,523          486,714
  Accrued Expenses                                               307,507          322,673
  Dividends Payable                                              306,808          347,904
  Others Payables                                                 69,652           77,555
                                                            -----------------------------
TOTAL CURRENT LIABILITIES                                      1,309,168        1,493,190
  Notes Payables                                                 800,000                0
                                                            -----------------------------
TOTAL LIABILITIES                                              2,109,168        1,493,190

  Par Value - Series B Conv. $0.10; 5,000,000 shares
   authorized; 300,112 shares issued and outstanding
   at 12/25/00; 315,076 shares issued and outstanding
   at 6/26/2000                                                   30,011           31,507
  Par Value - Common Stock $0.001; 400,000,000 shares
   authorized; 65,442,911 shares issued and outstanding
   at 12/25/00; 51,002,981 shares issued and outstanding
   at 6/26/2000                                                   65,443           51,003
  Additional Paid In Capital-Series B Preferred Stock          5,960,150        6,535,088
  Additional Paid In Capital-Common Stock                     15,038,577       14,476,583
  Accrued Dividends                                             (306,808)        (347,904)
  Common Stock Subscribed                                         80,000
  Retained Earnings                                          (20,117,107)     (19,736,463)
                                                            -----------------------------

TOTAL STOCKHOLDERS EQUITY                                        750,266        1,009,814
                                                            -----------------------------

TOTAL LIABILITIES & STOCKHOLDERS EQUITY                     $  2,859,434     $  2,503,004
                                                            =============================


See accompanying notes to the unaudited condensed consolidated financial statements


                SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
          Unaudited Condensed Consolidated Statements of Operations
      Thirteen weeks ended December 25, 2000 and December 27, 1999 and
       Twenty-six weeks ended December 25, 2000 and December 27, 1999


                                                       13 Weeks Ending                 26 Weeks Ending
                                                Dec 25, 2000    Dec 27, 1999    Dec 25, 2000    Dec 27, 1999
                                                         (unaudited)                     (unaudited)

Restaurant Sales                                $   857,967     $   558,114     $ 1,906,494     $   881,811
Less: Promotional Sales                              13,570          16,453          31,408          23,904
                                                -----------------------------------------------------------
Net Restaurant Sales                                844,397         541,661       1,875,086         857,907

Costs & Expenses
Food & Beverage Cost                                300,023         234,220         676,799         313,910
Salaries, Wages & Employee Benefits                 318,311         393,307         702,981         562,064
Operating Expenses                                  147,709         187,497         330,979         330,313
Occupancy                                            26,649          27,745          52,291          55,530
Depreciation And Amortization on Restaurants         24,831           7,840          49,267          17,571
                                                -----------------------------------------------------------
Total Restaurant Cost And Expense                   817,523         850,609       1,812,317       1,279,388
                                                -----------------------------------------------------------

Income (Loss) From Restaurant Operations             26,874        (308,948)         62,769        (421,481)

General And Administrative                          236,954         153,756         473,777         243,933
Loss On Restaurant Closure                                0               0               0          42,800
Total G&A Expense                                   236,954         153,756         473,777         286,733
                                                -----------------------------------------------------------
Total Loss From Operations                         (210,080)       (462,704)       (411,008)       (708,214)

Other Income
Other Expense (Income) Net                           (1,797)                         (4,465)
Interest Expense (Income) Net                        18,331               0          20,414               0
                                                -----------------------------------------------------------
Total Other Expense (Income)                         16,534               0          15,949               0
                                                -----------------------------------------------------------

Net Loss Before Extraordinary Item                 (226,614)       (462,704)       (426,957)       (708,214)

Extraordinary Item
Gain On Extinguishment Of Debt                        8,333               0          46,315               0
                                                -----------------------------------------------------------

Net Loss Available To Shareholders                 (218,281)       (462,704)       (380,642)       (708,214)

Dividends On Preferred Shares                       154,246         171,659         306,808         343,318
                                                -----------------------------------------------------------

Net Loss Available To Common Shareholders       $  (372,527)    $  (634,363)    $  (687,450)    $(1,051,532)
                                                ===========================================================

Net Loss Per Share:
  Before Extraordinary Item                     $     (0.01)    $     (0.02)    $     (0.01)    $     (0.04)
  Extraordinary Item                                      -               -               -               -
                                                -----------------------------------------------------------
Net Loss Basic And Diluted                      $     (0.01)    $     (0.02)    $     (0.01)    $     (0.04)
                                                ===========================================================

Weighted Average Number Of Common
 Shares Outstanding                              61,252,323      29,979,013      58,584,452      29,979,013
                                                ===========================================================

See accompanying notes to the unaudited condensed consolidated financial statements


                SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
          Unaudited Condensed Consolidated Statements of Cash Flows
       Twenty-six weeks ended December 25, 2000 and December 27, 1999


                                                                   UNAUDITED            UNAUDITED
                                                               December 25, 2000    December 27, 1999
                                                               --------------------------------------

CASH FLOW FROM OPERATING ACTIVITY
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Net Income (Loss)                                              $(380,642)          $  (708,214)
    Depreciation and Amortization                                     68,988                17,571
    Gain on Extinguishment of Debt                                   (46,315)
    Loss on conversion of asset                                            0                42,800
  Stock issued for services performed                                      0                72,909
  Changes in assets and liabilities:
    Decrease (Increase) In Inventory                                   6,582                 2,390
    Decrease (Increase) In Accts. Rec.                                (9,112)                5,773
    Decrease (Increase) In Prepaid and Other Current Assets          (51,828)               (6,997)
    Decrease (Increase) In Other Assets                                3,668
    Increase (Decrease) In Accounts Payable                          (41,608)              (85,962)
    Increase (Decrease) In Accrued Expenses                           (5,436)
    Increase (Decrease) In Other Payables                             (7,903)              (23,838)
                                                                   -------------------------------
    NET CASH USED IN OPERATING ACTIVITIES                           (463,605)             (683,568)

CASH FLOW FROM INVESTING ACTIVITY
  Capital expenditures                                              (108,694)             (671,282)
                                                                   -------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                           (108,694)             (671,282)

CASH FLOW FROM FINANCINIG ACTIVITY
  Increase (Decrease) In Long Term Debt                              800,000
  Principal repayments of Borrowings                                 (41,666)                    0
  Proceeds from Common Stock Subscription                             69,600
  Proceeds from issuance of Preferred Stock                                0                50,000
                                                                   -------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                          827,934                50,000

  Increase (Decrease) In Cash                                        255,634            (1,304,850)

Cash Beginning                                                       374,507             2,337,675
                                                                   -------------------------------

Cash Ending                                                          630,141             1,032,825
                                                                   -------------------------------

Cash paid during period for interest                                  25,876                     -


See accompanying notes to the unaudited condensed consolidated financial statements


                SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
           Unaudited Consolidated Statement of Stockholders Equity
                  Twenty-six weeks ended December 25, 2000


                                                                                Additional                              Additional
                                                                                  Paid-in                                 Paid-in
                                             Preferred  Preferred   Common        Capital-                                Capital-
                        Common     Common     Stock      Stock       Stock      Preferred     Accrued     Accumulated     Common
December 25, 2000       Shares     Stock     Series B   Series B   Subscribed      Stock      Dividends      Deficit       Stock
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 26,
 2000 (audited)       51,002,981   $51,003   315,076    $31,507     $     -     $6,535,088   $(347,904)  $(19,736,463)  $14,476,583

Common Stock
 Subscribed 12/18/00                                                 80,000
Conversion of Series
 B preferred stock
 to common stock      14,439,930    14,440   (28,880)    (2,888)                  (573,546)                                 561,994
Issuance of series
 B preferred stock
 as dividend                                  13,916      1,392                     (1,392)    347,900
Accrued dividends -
 Series B                                                                                     (306,804)
Net loss for the
 Twenty-six weeks
 ended December 25,
 2000                                                                                                        (380,643)
                      -------------------------------------------------------------------------------------------------------------
BALANCE, December 25,
 2000 (unaudited)     65,442,911   $65,443   300,112    $30,011     $80,000     $5,960,150   $(306,808)  $(20,117,106)  $15,038,577
                      =============================================================================================================


                SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Consolidated Financial Statements.

      The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of December 25, 2000, the consolidated results of operations for the thirteen and twenty-six weeks ended on December 25, 2000 and December
27, 1999, consolidated statement of cash flows for the twenty-six weeks ended on December 25, 2000 and December 27, 1999 and the consolidated statement of stockholders equity for the twenty-six weeks ended on December 25, 2000. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature. The balance sheet at June 26, 2000 was derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-end June 26, 2000. The results of operations for the period ended December 25, 2000 are not necessarily indicative of the operating results, which may be achieved for the full year.

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

      In fiscal 2000, we opened the new Spencer's Steak and Shrimp restaurant. Through December 25, 2000 its operations have been satisfactory.

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

      The Company has incurred aggregate losses since inception of $20,117,107, inclusive of a net loss for the twenty-six weeks ended December 25, 2000 of $380,462 and at December 25, 2000 had a working capital deficit of $539,748. Additionally, $195,840 of Series B convertible subordinated notes payable matured on July 7, 2000, $18,749 of Series C subordinated notes payable matured on August 6, 1997, and a $2,089 Series A subordinated note payable matured on August 6, 1996, are in default as of December 25, 2000.

      The Company anticipates that it will require additional working capital to fund operations. The Company believes that it will have sufficient capital to meet these obligations and implement an expansion strategy through a second stock offering. In addition, in October 2000, the Company obtained financing on its real estate holdings at 106 Danbury Road (Management Discussion and Analysis). However there can be no assurance that the Company will have sufficient capital to support operations and implement its business plan.

5.    Prepaid Assets

      The Company's prepaid assets as of December 25, 2000 are as follows;


            Prepaid insurance          $ 6,410
            Deferred offering costs     52,652
            Other                        5,325
                                       -------
            Total                      $64,387

6.    Debt

      On October 19, 2000 the Company closed on an $800,000 sale, leaseback and purchase option (the "Transaction") for its 106 Federal Road property (the "Property") owned by 106 Federal Road, Inc., a wholly owned subsidiary of the Company. The Transaction consisted of a sale of the Property to Mercury Capital Corporation, which in turn leased back the Property to 106 Federal Road, Inc. The Company has the right to purchase back the Property for $800,000 at a date no earlier than May 1, 2001 and no later than November 9, 2002. For accounting purposes the Transaction was recorded as a financing of the property. The note calls for payments of interest only at 14.5% totaling $9,667 per month.

7.    Stockholder's Equity

Preferred Stock
---------------

      For the thirteen weeks ended December 25, 2000, 16,680 shares of Series B preferred stock were converted to 8,339,985 shares of common stock. For the twenty-six weeks ended December 25, 2000, 28,880 shares of Series B preferred stock were converted to 14,439,930 shares of common stock.

      In September 2000, the Company issued 13,916 shares of Series B preferred stock as payment of dividends declared for the $347,904 of accrued dividends as of June 26, 2000. Total dividends accrued as of December 25, 2000 are $306,808.

Common Stock
------------

      For the thirteen weeks ended December 25, 2000, the Company was able to raise $69,600, net of $10,400 offering costs, in a private placement. At quarter end the shares had not been issued pending a possible repricing of the purchase.

8.    Reclassification

      Reclassification of certain expense captions have been made to the statement of operations for fiscal quarter and twenty-six weeks ending December 27, 1999 to conform to the December 25, 2000 presentation. In addition $187,497 was reclassified from general and administrative to operating expense for the thirteen weeks ending December 27, 1999 and $330,313 for the twenty-six weeks ending December 27, 1999

      The impact of the reclassification did not result in changes to the balance sheet and consolidated statement of cash flows for the twenty-six weeks ending December 27, 1999.

9.    Litigation

      The Company is defending an action brought by Jack Cioffi Trust, the landlord of a former Rattlesnake restaurant in Lynbrook New York leased by a subsidiary of the Company. The action against the Company is based on an alleged guaranty of the lease payments due from the subsidiary of the Company. The Company is of the position that the landlord waived the guarantee at the time of the surrender of the premises in September 1997. The action seeks the sum of approximately $190,000. On October 2, 2000 the Company received notification from its attorneys regarding the Cioffi Trust case indicating the case is Certified, ready for trial. On November 2, 2000 plaintiff filed the Note of Issue and Certificate of Readiness. As of December 25, 2000 a trial date has not been set. The company intends to vigorously defend this action.

10.   Subsequent Events

      Effective January 1, 2001 Mr. Stephan Stein resigned as Director and Secretary of the Company.

      Effective January 1, 2001 Mr. John S. Reuther, Jr. was elected as Director and Secretary to complete Mr. Stein's unexpired term.

      Consulting contracts with Messrs. Stephan Stein and Shelly Frank were terminated effective January 1, 2001 and February 9, 2001 respectively.

      January 29, 2001 the Company also announced that it has agreed to purchase the assets and take assignment of the lease on an existing restaurant location in Glastonbury, CT. There is no assurance that this acquisition will be consummated.


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

      On October 19, 2000 the Company closed on an $800,000 sale, leaseback and purchase option (the "Transaction") for its 106 Federal Road property (the "Property") owned by 106 Federal Road, Inc., a wholly owned subsidiary of the Company. The Transaction consisted of a sale of the Property to Mercury Capital Corporation, which in turn leased back the Property to 106 Federal Road, Inc. The Company has the right to purchase back the Property for $800,000 at a date no earlier than May 1, 2001 and no later than November 9, 2002. For accounting purposes the Transaction was recorded as a financing of the property. The note calls for payments of interest only at 14.5% totaling $9,667 per month.

      The Company presently operates a Rattlesnake Southwestern Grill in South Norwalk, Connecticut and the Spencer's Restaurant in Danbury, CT. The Company has closed all other restaurants previously owned as of June 30, 1999.

Operating results for the thirteen weeks ended December 25, 2000 as compared with the thirteen weeks ended December 27, 1999 are as follows:

      Gross restaurant sales increased $299,853 or 53.7% to $857,967 for the thirteen weeks ended December 25, 2000 from $558,114 for the thirteen weeks ended December 27, 1999. Net restaurant sales increased $302,736 or 55.9% to $844,397 for the thirteen weeks ended December 25, 2000 from $541,661 for the thirteen weeks ended December 27, 1999. Same store sales for the quarter increased 17.5%. These increases in restaurant sales are primarily due to the new Spencer's Danbury restaurant, which opened in November of 1999.

      Promotional sales decreased $2,883 or 17.5% to $13,570 for the thirteen weeks ended December 25, 2000 from $16,453 for the thirteen weeks ended December 27, 1999. The decrease is attributable to the commencement of operations of the new Spencer's restaurant that opened November 3, 1999. Promotional sales as a percentage of net sales decreased 1.4% to 1.6% from 3.0% in the respective periods

      Cost of food and beverage sales increased $65,803 or 28.1% to $300,023 for the thirteen weeks ended December 25, 2000 from $234,220 for the thirteen weeks ended December 27, 1999. Cost of food and beverage as a percentage of net sales decreased 7.7% to 35.5% from 43.2% in the respective periods. The percentage decrease is attributable to economies recognized through greater sales volumes.

      Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages related fringe benefits and bonuses, decreased $74,996 or 19.1% to $318,311 for the thirteen weeks ended December 25, 2000 from $393,307 for the thirteen weeks ended December 27, 1999. Restaurant salaries and fringe benefits as a percentage of net sales decreased 34.9% to 37.7% from 72.6% in the respective periods. The decrease, as a percentage, is primarily attributable to the prior year reporting of corporate salaries in this line item and greater sales in the thirteen weeks ended December 25, 2000.

      Operating expense decreased $39,788 or 21.2% to $147,709 for the thirteen weeks ended December 25, 2000 from $187,497 for the thirteen weeks ended December 27, 1999. Operating expense as a percentage of net sales decreased 17.1% to 17.5% from 34.6% in the respective periods, due to the addition of the Danbury location and cost reduction measures.

      Occupancy and other related expenses, which include rent and common area maintenance, decreased $1,096 or 4.0% to $26,649 for the thirteen weeks ended December 25, 2000 from $27,745 for the thirteen weeks ended December 27, 1999. Occupancy as a percentage of net sales decreased 2.0% to 3.2% from 5.2% in the respective periods. The percentage decrease is due to the additional restaurant sales and the fact that the Company did not incur rent at its Danbury location, as the location is owned by the Company.

      Depreciation and amortization expense increased $16,991 or 216.7% to $24,831 for the thirteen weeks ended December 25, 2000 from $7,840 for the thirteen weeks ended December 27, 1999. The increase is attributable to assets at the new restaurant in Danbury.

      General and administrative expenses which includes, among other things, legal accounting and professional fees, corporate and training salaries increased $83,198 or 54.1% to $236,954 for the thirteen weeks ended December 25, 2000 from $153,756 for the thirteen weeks ended December 27, 1999. The increase is attributable to costs associated with the various legal matters. General and administrative expense as a percentage of net sales decreased .3% to 28.1% from 28.4% in the respective periods. The percentage reduction from prior year is the result of added sales from the new restaurant.

      Other expense (income) net increased $1,797 or 100% to $1,797 for the thirteen weeks ended December 25, 2000 from $0 for the thirteen weeks ended December 27, 1999. Other expense (income) as a percent of net restaurant sales increased .2% to .2% from 0% in the prior period.

      Interest expense (income) net, increased $18,331 or 100% to $18,331 for the thirteen weeks ended December 25, 2000 compared to $0 for the thirteen weeks ended December 27, 1999. Interest expense is for Series B notes payable due July 2000 that carry interest of 9% per annum and financing of the 106 Federal Road property, less interest earned on available cash balances.

      Gain on extinguishment of debt increased $8,333 or 100% to $8,333 for the thirteen weeks ended December 25, 2000 from $0 for the thirteen weeks ended December 27, 1999. Gain on extinguishment of debt as a percent of net restaurant sales increased 1.0% to 1.0% from 0.0% in the respective periods. This is attributable to the write off of certain payables.

      Net Loss available to Shareholders decreased $261,835 or 41.3% to $372,528 for the thirteen weeks ended December 25, 2000 compared to $645,363 for the thirteen weeks ended December 27, 1999. Net Loss available to Shareholders as a percent of net restaurant sales decreased 73.0% to 44.1% from 117.1% in the respective periods.

Operating results for the twenty-six weeks ended December 25, 2000 as compared with the twenty-six weeks ended December 27, 1999 are as follows:

      Gross restaurant sales increased $1,024,684 or 116.2% to $1,906,495 for the twenty-six weeks ended December 25, 2000 from $881,811 for the twenty-six weeks ended December 27, 1999. Net restaurant sales increased $1,017,180 or 118.6% to $1,875,087 for the twenty-six weeks ended December 25, 2000 from $857,907 the twenty-six weeks ended December 27, 1999. These increases in restaurant sales are primarily due to the new Spencer's restaurant, which opened in November of 1999.

      Promotional sales increased $7,504 or 31.4% to $31,408 for the twenty-six weeks ended December 25, 2000 from $23,904 for the twenty-six weeks ended December 27, 1999. The increase is attributable to the commencement of operations of the new Spencer's restaurant that opened November 3, 1999. Promotional sales as a percentage of net sales decreased 1.1% to 1.7% from 2.7% in the respective periods

      Cost of food and beverage sales increased $362,889 or 115.6% to $676,799 for the twenty-six weeks ended December 25, 2000 from $313,910 for the twenty-six weeks ended December 27, 1999. Cost of food and beverage as a percentage of net sales decreased 0.5% to 36.1% from 36.6% in the respective periods.

      Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages related fringe benefits and bonuses, increased $140,917 or 25.1% to $702,981 for the twenty six weeks ended December 25, 2000 from $562,064 for the twenty six weeks ended December 27, 1999. Restaurant salaries and fringe benefits as a percentage of net sales decreased 28.0% to 37.5% from 65.5% in the respective periods. The decrease, as a percentage, is primarily attributable the prior year reporting of corporate salaries in this line item and greater sales in the twenty-six weeks ended December 25, 2000.

      Operating expense increased $666 or .2% to $330,979 for the twenty-six weeks ended December 25, 2000 from $330,313 for the twenty-six weeks ended December 27, 1999. Operating expense as a percentage of net sales decreased 20.9% to 17.7% from 38.5% in the respective periods, due to the addition of the Danbury location.

      Occupancy and other related expenses, which include rent and common area maintenance, decreased $3,239 or 5.8% to $52,291 for the twenty-six weeks ended December 25, 2000 from $55,530 for the twenty-six weeks ended December 27, 1999. Occupancy as a percentage of net sales decreased 3.7% to 2.8% from 6.5% in the respective periods. The percentage decrease is due to the additional restaurant sales and the fact that the Company did not incur rent at its Danbury location, as the location is owned by the Company.

      Depreciation and amortization expense increased $31,696 or 180.4% to $49,437 for the twenty-six weeks ended December 25, 2000 from $17,571 for the twenty-six weeks ended December 27, 1999. The increase is attributable to assets at the new restaurant in Danbury.

      General and administrative expenses which includes, among other things, legal accounting and professional fees, corporate depreciation and amortization, corporate and training salaries increased $229,844 or 94.2% to $473,777 for the twenty six weeks ended December 25, 2000 from $243,933 for the twenty six weeks ended December 27, 1999. The increase is attributable to administrative costs associated with the new restaurant, loan fee amortization as well as costs associated with the various legal matters. General and administrative expense as a percentage of net sales decreased 3.2% to 25.3% from 28.5% in the respective periods. The percentage reduction from prior year is the result of added sales from the new restaurant.

      Loss on restaurant closure decreased $42,800 or 100% to $0 for the twenty-six weeks ended December 25, 2000 from $42,800 for the twenty-six weeks ended December 27, 1999. Loss on restaurant closure as a percent of net restaurant sales decreased 5.0% to 0% from 5.0% in the respective periods. This is attributable to the 1999 closing of the Flemington location.

      Other expense (income) net increased $4,465 or 100% to $4,465 for the twenty-six weeks ended December 25, 2000 from $0 for the twenty-six weeks ended December 27, 1999. Other expense (income) as a percent of net restaurant sales increased .3% to .3% from 0% in the prior period.

      Interest expense (income) net, increased $20,414 or 100% to $20,414 for the twenty six weeks ended December 25, 2000 compared to $0 for the twenty six weeks ended December 27, 1999. Interest expense as a percentage of net sales increased 1.1% to 1.1% from 0% in the respective periods. Interest expense is for Series B notes payable, due July 2000 that carry interest of 9% per annum and financing of the 106 Federal Road property, less interest earned on available cash balances.

      Gain on extinguishment of debt increased $46,315 or 100% to $46,315 for the twenty-six weeks ended December 25, 2000 from $0 for the twenty-six weeks ended December 27, 1999. Gain on extinguishment of debt as a percent of net restaurant sales increased 2.5% to 2.5% from 0.0% in the respective periods. This is attributable to the write off of certain payables from closed location.

      Net Loss available to Shareholders decreased $364,081 or 34.6% to $687,451 for the twenty-six weeks ended December 25, 2000 compared to $1,051,532 for the twenty-six weeks ended December 27, 1999. Net Loss available to Shareholders decreased as a percent of net restaurant sales decreased 85.9% to 36.7% from 122.6% in the respective periods.

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

LIQUIDITY

      The Company has a long history of losses, which has depleted its capital resources. Without additional funds, the Company will have to abandon its long-term plans for the Spencer's concept development and the opening of additional restaurants, and drastically reduce its corporate overhead. The Company estimates, that with financing, the Company will be able to affect some expansion and to operate through fiscal 2001. There can be no assurance that the Company will have adequate resources after such time unless it conducts profitable operations and/or obtains additional financing of which there can be no assurance. The Company continues to explore equity investments but there is no assurance the Company will be successful. In October 2000 the Company obtained a sale-leaseback financing. See Management Discussion and Analysis, above.

      The Company has incurred aggregate losses since inception of $20,117,107, inclusive of a net loss for the twenty-six weeks ended December 25, 2000 of $380,462 and at December 25, 2000 had a working capital deficit of $539,748. Additionally, $195,840 of Series B convertible subordinated notes payable matured on July 7, 2000, $18,749 of Series C subordinated notes payable matured on August 6, 1997, and a $2,089 Series A subordinated note payable matured on August 6, 1996, are in default as of December 25, 2000.

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

      Dividends on the Series B Preferred for the first and second quarters were accrued at 8% per annum totaling $306,804.

      Dividends were paid in September 2000 in the form 13,916 additional shares of Series B Preferred Stock.

      Cash flows used in operating activities for the six months ended December 25, 2000 were ($463,605) as opposed to ($683,568) for the same period in the previous year.

      Cash flows used in investing activities were ($108,694) for the twenty-six weeks ended December 25, 2000 whereas in 1999, for the twenty-six weeks, ($671,282) accounted for the cash flows used in investing activities. This difference can be attributed to the preparations of the new restaurant, Spencer's. The Company does not have further commitments for capital expenditures beyond the completion of the Danbury location except those normally associated with day-to-day operations. However, the Company does plan to expand the Spencer's concept and should that occur, further capital expenditures would be required.

      Cash flows from financing activities were $827,934 for the twenty-six weeks ended December 25, 2000, whereas for the twenty-six weeks ended December 27, 1999 cash flows from financing activities were $50,000 due to the sale of Series B Preferred Stock in July 1999. This reflects funds received for the sale-leaseback and an equity subscription.

      Given the above, cash during the twenty-six weeks ended December 25, 2000 increased by $255,634 as compared to a decrease of $1,304,850 during the thirteen weeks ended December 27 1999. The decrease during 1999 is attributable to the opening of the Danbury location in fiscal 2000.

      At December 25, 2000, the following obligations are past due and in default; (i) $195,840 of Series B convertible subordinated notes payable matured on July 7, 2000; and (ii) $18,750 of Series C subordinated notes payable, matured in August 1997 and a $2,089 subordinated note payable matured in August 1996 (the Company has been unable to locate either noteholder). The Company is currently seeking to restructure the Series B Preferred notes and/or to exchange the same for equity, although there can be no assurance of the same.

      At June 26, 2000 the Company reported, in its 10-KSB, a net operating loss carry forward ("NOL") of $18,290,000, however, due to a greater than 50% change in ownership the Company's recomputed NOL as of December 27, 1999 is $8,917,137. At December 27, 1999 the Company had available an NOL for Federal and State income tax purposes of approximately $8,917,137, which are available to offset future taxable income, if any, before 2019. According to Internal Revenue Code section 382, as amended, a change in more than 50% in the beneficial ownership of the Company within a three year period (an "Ownership Change") places a limit on the Company's ability to utilize its existing NOL carry forwards to offset taxable income in current and future periods. The maximum annual amount of taxable income that can be offset by the NOL is $445,857. If there is no taxable income this amount can be carried over each year for twenty years.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Lynbrook, New York

      The Company is defending an action brought by Jack Cioffi Trust, the landlord of a former Rattlesnake restaurant in Lynbrook New York leased by a subsidiary of the Company. The action against the Company is based on an alleged guaranty of the lease payments due from the subsidiary of the Company. The Company is of the position that the landlord waived the guarantee at the time of the surrender of the premises in September 1997. The action seeks the sum of approximately $190,000. On October 2, 2000 the Company received notification from its attorneys regarding the Cioffi Trust case indicating the case is Certified, ready for trial. On November 2, 2000 plaintiff filed the Note of Issue and Certificate of Readiness. As of December 25, 2000 a trial date has not been set. The company intends to vigorously defend this action.

Item 2 - Changes in Securities and Use of Proceeds

      None.

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Stockholders during the quarter ending December 25, 2000:

      None.

Item 5 - Other Information.

      The Company securities are traded on the NASDAQ Bulletin Board. Due to the nature of such markets and the "penny stock' rules to which the common stock trades (Rule 15g-9 promulgated under the SEC Act) there may not be a liquid trading market in the common stock.

Item 6 - Exhibits and Reports on Forms 8-K.

      On august 22, 2000 the Company filed Form 8-K reflecting a change in Certifying Accountants.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Spencer's Restaurants, Inc.
                                              (Registrant)


February 8, 2001                       By: /s/ Kenneth Berry
                                           --------------------------
                                           Kenneth Berry
                                           President / CEO


February 8, 2001                       By: /s/ John S. Reuther, Jr.
                                           --------------------------
                                           John S. Reuther, Jr.
                                           CFO