Form 10QSB
period 2001-03-26
SPENCERS RESTAURANTS INC
filed 2001-04-20
CIK 935499

10QSB Quarterly Report

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB
                                 (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 26, 2001

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

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

                         Yes  [X]            No  [ ]

 66,153,121 Common Shares, par value $.001 per share were outstanding as of
                               March 26, 2001

                                 FORM 10-QSB

                         Spencer's Restaurants, Inc.

                               March 26, 2001

                                    INDEX

Part I - Financial Information

Condensed Consolidated Balance Sheets as of March 26, 2001
(unaudited) and June 26, 2000 (audited)                                   3

Unaudited Condensed Consolidated Statements of Operations
for the thirteen and thirty nineweeks ended March 26, 2001
and March 27, 2000                                                        4

Unaudited Condensed Consolidated Statement of Cash Flows
for the thirty nine weeks ended March 26, 2001 and March 27, 2000         5

Unaudited Consolidated Statement of Stockholders Equity for
the thirty nine weeks ended March 26, 2001                                6

Notes to Unaudited Condensed Consolidated Financial Statements            7

Management's Discussion and Analysis                                      9

Liquidity                                                                13

Safe Harbor Statement                                                    14

Part II - Other Information

Item 1: Legal Proceedings                                                15

Item 2: Changes in Securities and use of Proceeds                        15

Item 3: Defaults Upon Senior Securities                                  15

Item 4: Submission of Matters Stockholders' vote                         15

Item 5: Other Information                                                15

Item 6: Exhibits and Reports on Form 8-K                                 15

Signatures                                                               16

                SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets
        As of March 26, 2001 (unaudited ) and June 26, 2000 (audited)


                                                            UNAUDITED           AUDITED
                                                          March 26, 2001     June 26, 2000

Cash                                                       $    376,363      $    374,507
Accounts Receivable                                              24,578            24,500
Inventory                                                        42,005            47,862
Prepaid Assets                                                  102,639             2,159
                                                           ------------------------------

Total Current Assets                                            545,585           449,028

Property and Equipment, Net                                   2,027,017         2,021,456
Intangable assets, net                                            8,476            13,744
Other assets                                                     14,329            18,776
                                                           ------------------------------

Total Assets                                               $  2,595,407      $  2,503,004
                                                           ==============================

Notes Payable, current portion                             $    216,678      $    258,344
Accounts Payable                                                388,929           486,714
Accrued Expenses                                                319,735           322,673
Dividends Payable                                               456,350           347,904
Other Payables                                                   53,491            77,555
                                                           ------------------------------

Total Current Liabilities                                     1,435,183         1,493,190

Notes Payable Other                                             800,000                 0
                                                           ------------------------------

Total Liabilities                                             2,235,183         1,493,190
                                                           ------------------------------

Par Value-Series B Conv. $0.10; 5,000,000 shares
 authorized; 298,692 shares issued and outstanding
 at 3/26/01; 315,076 shares issued and outstanding
 at 6/26/2000.                                                   29,869            31,507
Par Value-Common Stock $0.001; 400,000,000 shares
 authorized; 66,153,121 shares issued and outstanding
 at 3/26/01; 51,002,981 shares issued and outstanding
 at 6/26/2000.                                                   66,153            51,003

Additional Paid in Capital-Series B                           5,915,662         6,535,088
Additional Paid in Capital-Common                            15,066,218        14,476,583
Accrued Dividends                                              (456,350)         (347,904)
Common Stock Subscribed                                          80,000
Retained Earnings                                           (20,341,329)      (19,736,463)
                                                           ------------------------------

Total Stockholders Equity                                       360,224         1,009,814
                                                           ------------------------------

Total Liabilities and Stockholders Equity                  $  2,595,407      $  2,503,004
                                                           ==============================

              See accompanying notes to the unaudited condensed
                      consolidated financial statements

                SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
          Unaudited Condensed Consolidated Statements of Operations
         Thirteen weeks ended March 26, 2001 and March 27, 2000 and
          Thirty nine weeks ended March 26, 2001 and March 27, 2000


                                                       UNAUDITED                       UNAUDITED
                                                 Thirteen weeks ended:         Thirty nine weeks ended:
                                               26-Mar-01       27-Mar-00       26-Mar-01       27-Mar-00

Restaurant Sales                              $   841,242     $   893,869     $ 2,747,736     $ 1,775,680
Less Promo Sales                                   14,253          28,058          45,661          51,962
                                              -----------------------------------------------------------
Net Sales                                         826,989         865,811       2,702,075       1,723,718

Costs and Expenses
  Food & Beverage Cost                            293,600         299,778         970,399         613,688
  Salaries Wages & Employee Benefits              306,269         467,100       1,009,250       1,029,164
  Operating Expense                               163,236         244,322         494,215         568,688
  Occupancy                                        26,449          48,082          78,740         103,611
  Depreciation                                     24,874          20,786          74,141          38,357
                                              -----------------------------------------------------------
Total Restaurant Cost and Expense                 814,428       1,080,068       2,626,745       2,353,508
                                              -----------------------------------------------------------

Income (Loss) From Restaurant Operations           12,561        (214,257)         75,330        (629,790)

General & Administrative                          212,559         136,391         686,337         386,271
Loss on Restaurant Closure                              0               0               0          42,800
Total General & Administrative Expense            212,559         136,391         686,337         429,071
                                              -----------------------------------------------------------

Total Loss from operations                       (199,998)       (350,648)       (611,007)     (1,058,861)

Other Expense (Income) Net                         (2,375)              0          (6,840)              0
Interest Expense (Income) Net                      28,333          26,663          48,747          26,663
                                              -----------------------------------------------------------
                                                   25,958          26,663          41,907          26,663
                                              -----------------------------------------------------------

Net Loss Before Extraordinary Item               (225,956)       (377,311)       (652,914)     (1,085,524)

Extraordinary Item
 Gain on Extingushment of Debt                      1,734               0          48,049               0
                                              -----------------------------------------------------------

Net Loss Available to Shareholders               (224,222)       (377,311)       (604,865)     (1,085,524)

Dividends on Preferred Shares                     154,246         178,450         456,349         521,768
                                              -----------------------------------------------------------

Net Loss Available to Common Shareholders        (378,468)       (555,761)     (1,061,214)     (1,607,292)
                                              ===========================================================

Net Loss Per Share:
  Before Extraordinary Item                   $     (0.01)    $     (0.02)    $     (0.02)    $     (0.05)
  Extraordinary item                                    -               -               -               -
                                              -----------------------------------------------------------
  Net Loss Basic And Diluted                  $     (0.01)    $     (0.02)    $     (0.02)    $     (0.05)
                                              ===========================================================

Weighted Average Number Of Common
 Shares Outstanding                            65,958,008      29,979,013      61,042,304      29,979,013
                                              ===========================================================

              See accompanying notes to the unaudited condensed
                      consolidated financial statements

                SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
          Unaudited Condensed Consolidated Statements of Cash Flows Thirty nine weeks ended March 26, 2001 and March 27, 2000


                                                                   UNAUDITED          UNAUDITED
                                                                ----------------------------------
                                                                March 26, 2001     March 27, 2000

CASH FLOW FROM OPERATING ACTIVITY
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Net Income (Loss)                                             $(604,865)        $(1,085,524)
    Depreciation and Amortization                                   109,914              38,357
    Gain on Extinguishment of Debt                                  (48,049)
    Loss on conversion of asset                                           0              42,800
  Stock issued for services preformed                                     0              72,909
  Changes in assets and liabilities:
    Decrease (Increase) In Inventory                                  5,856             (25,126)
    Decrease (Increase) In Accts. Rec.                                  (77)               (329)
    Decrease (Increase) In Prepaid and Other Current Assets         (90,080)            (23,386)
    Decrease (Increase) In intangible assets
    Decrease (Increase) In Other Assets                               4,448
    Increase (Decrease) In Accounts Payable                         (61,201)           (123,618)
    Increase (Decrease) In Accrued Expenses                           8,526
    Increase (Decrease) In Other Payables                           (24,064)            (14,645)
                                                                  -----------------------------

      NET CASH USED IN OPERATING ACTIVITIES                        (699,592)         (1,118,562)
                                                                  -----------------------------

CASH FLOW FROM INVESTING ACTIVITY
  (Increase) Decrease In Property and Equipment                    (110,207)           (663,766)
                                                                  -----------------------------

      NET CASH USED IN INVESTING ACTIVITIES                        (110,207)           (663,766)
                                                                  -----------------------------

CASH FLOW FROM FINANCINIG ACTIVITY
  Increase (Decrease) In Long Term Debt                             800,000
  Principal repayments of Borrowings                                (41,666)
  Proceeds from Common Stock Subscription                            69,600
  Proceeds from Issuance of Preferred Stock                               0              50,000
  Issuance Cost                                                     (16,279)
                                                                  -----------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                     811,655              50,000
                                                                  -----------------------------

  Increase (Decrease) In Cash                                         1,856          (1,732,328)

Cash Beginning                                                      374,507           2,337,675
                                                                  -----------------------------

Cash Ending                                                       $ 376,363         $   605,347
                                                                  =============================

Cash paid during period for interest                              $  65,956         $         -
                                                                  =============================

              See accompanying notes to the unaudited condensed
                      consolidated financial statements

                SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES
           Unaudited Consolidated Statement of Stockholders Equity
                   Thirty nine weeks ended March 26, 2001


                                                                                        Preferred     Preferred       Common
                                                              Common        Common       Shares         Stock         Stock
                                                              Shares        Stock       Series B      Series B      Subscribed
                                                              ------        ------      ---------     ---------     ----------

BALANCE, JUNE 26, 2000                                      51,002,981     $ 51,003      315,076       $31,507       $     -
                                                            ----------------------------------------------------------------

Common Stock Subscribed                                                                                               80,000
Conversion of Series B preferred stock to common stock      15,150,140       15,150      (30,300)       (3,030)
                                                            ----------------------------------------------------------------
Issuance of series B preferred stock as dividend                                          13,916         1,392
                                                            ----------------------------------------------------------------
Issuance Cost
Accrued dividends - Series B
Net loss for the thirty-nine weeks ended March 26, 2001
BALANCE, March 26, 2001 (unaudited)                         66,153,121     $ 66,153      298,692       $29,869       $80,000
                                                            ================================================================


                                                               Additional                                            Additional
                                                            Paid-in Capital-      Accrued        Accumulated      Paid-in Capital-
                                                            Preferred Stock      Dividends         Deficit          Common Stock
                                                            ---------------      ---------      -----------       ----------------

BALANCE, JUNE 26, 2000                                         $6,535,088        $(347,904)     $(19,736,463)       $14,476,583
                                                               ----------------------------------------------------------------

Common Stock Subscribed
Conversion of Series B preferred stock to common stock           (601,755)                                              589,635
                                                               ----------------------------------------------------------------
Issuance of series B preferred stock as dividend                   (1,392)         347,900
                                                               ----------------------------------------------------------------
Issuance Cost                                                     (16,279)
                                                               ----------------------------------------------------------------
Accrued dividends - Series B                                                      (456,345)
                                                               ----------------------------------------------------------------
Net loss for the thirty-nine weeks ended March 26, 2001                                             (604,865)
                                                               ----------------------------------------------------------------
BALANCE, March 26, 2001 (unaudited)                            $5,915,662        $(456,349)     $(20,341,328)       $15,066,218
                                                               ================================================================

SPENCER'S RESTAURANTS, INC. AND SUBSIDIARIES: NOTES TO UNAUDITED
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements.

      The accompanying unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles and include all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company as of March 26, 2001, the consolidated results of operations for the thirteen and thirty nine weeks ended on March 26, 2001 and March 27, 2000, consolidated statement of cash flows for the thirty nine weeks ended on March 26, 2001 and March 27, 2000 and the consolidated statement of stockholders equity for the thirty nine weeks ended on March 26, 2001. In the opinion of management, all necessary adjustments that were made are of a normal recurring nature. The balance sheet at June 26, 2000 was derived from audited financial statements

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year-end June 26, 2000. The results of operations for the period ended March 26, 2001 are not necessarily indicative of the operating results, which may be achieved for the full year.

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

      In fiscal 2000, we opened the new Spencer's Steak and Shrimp restaurant. Through March 26, 2001 its operations have been satisfactory.

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

      The Company has incurred aggregate losses since inception of $20,341,329, inclusive of a net loss for the thirty nine weeks ended March 26, 2001 of $604,865 and at March 26, 2001 had a working capital deficit of $889,598. Additionally, $195,840 of Series B convertible subordinated notes payable matured on July 7, 2000, $18,749 of Series C subordinated notes payable matured on August 6, 1997, and a $2,089 Series A subordinated note payable matured on August 6, 1996, are in default as of March 26, 2001.

      The Company anticipates that it will require additional working capital to fund operations. The Company believes that it will have sufficient capital to meet these obligations and implement an expansion strategy through a secondary stock offering. In addition, in October 2000, the Company obtained financing on its real estate holdings at 106 Danbury Road (See Note 6). However there can be no assurance that the Company will have sufficient capital to support operations and implement its business plan.

5. Prepaid Assets

      The Company's prepaid assets as of March 26, 2001 are as follows;


      Prepaid insurance                      $ 11,785
      Deferred offering costs                  60,429
      Other                                    27,575
                                             --------
      Total                                  $102,639

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

7. Stockholder's Equity

Preferred Stock
---------------

      For the thirteen weeks ended March 26, 2001, 1,420 shares of Series B preferred stock were converted to 710,210 shares of common stock. For the thirty nine weeks ended March 26, 2001, 30,300 shares of Series B preferred stock were converted to 15,150,000 shares of common stock.

      In September 2000, the Company issued 13,916 shares of Series B preferred stock as payment of dividends declared for the $347,904 of accrued dividends as of June 26, 2000. Total dividends accrued as of March 26, 2001 are $456,350.

Common Stock
------------

      For the thirty nine weeks ended March 26, 2001, the Company was able to raise $69,600, net of $10,400 offering costs, in a private placement. At quarter end the shares had not been issued pending a possible repricing of the shares.

8. Reclassification

      Reclassification of certain expense captions have been made to the statement of operations for fiscal quarter and thirty nine weeks ending March 27, 2000 to conform to the March 26, 2001 presentation. In addition $244,322 was reclassified from general and administrative to operating expense for the thirteen weeks ending March 27, 2000 and $568,688 for the thirty nine weeks ending March 27, 2000.

      The impact of the reclassification did not result in changes to the balance sheet and consolidated statement of cash flows for the thirty nine weeks ending March 27, 2000.

9. Litigation

      The Company is defending an action brought by Jack Cioffi Trust, the landlord of a former Rattlesnake restaurant in Lynbrook New York leased by a subsidiary of the Company. The action against the Company is based on an alleged guaranty of the lease payments due from the subsidiary of the Company. The Company is of the position that the landlord waived the guarantee at the time of the surrender of the premises in September 1997. The action seeks the sum of approximately $190,000. On October 2, 2000 the Company received notification from its attorneys regarding the Cioffi Trust case indicating the case is Certified, ready for trial. On November 2, 2000 plaintiff filed the Note of Issue and Certificate of Readiness. As of March 26, 2001 a trial date of May 7, 2001 been set. The Company intends to vigorously defend this action.

10. Subsequent Events

      On March 30, 2001, the Company entered into an agreement to purchase the assets and take assignment of the lease on an existing restaurant in Glastonbury, CT. There is no assurance that this acquisition will be consummated.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS.

      The following discussion of the results of operations and financial condition should be read in conjunction with the Company's audited consolidated financial statements and notes thereto issued in its 10-KSB report for the fiscal period June 26, 2000.

      This analysis by management contains some forward-looking statements. When we use the words "anticipate," "believe," "estimate," "expect," and similar expressions that relate to the Company and its management, they are intended to identify such forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results performance and achievements could differ materially from the results expressed or implied by these forward-looking statements.

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

Operating results for the thirteen weeks ended March 26, 2001 as compared with the thirteen weeks ended March 27, 2000 are as follows:

      Gross restaurant sales decreased $52,627 or 5.9% to $841,242 for the thirteen weeks ended March 26, 2001 from $893,869 for the thirteen weeks ended March 27, 2000. Net restaurant sales decreased $38,822 or 4.5% to $826,989 for the thirteen weeks ended March 26, 2001 from $865,811 for the thirteen weeks ended March 27, 2000. These decreases in restaurant sales are primarily the result of several lost business days due to poor weather throughout the third quarter of fiscal 2001.

      Promotional sales decreased $13,805 or 49.2% to $14,253 for the thirteen weeks ended March 26, 2001 from $28,058 for the thirteen weeks ended March 27, 2000. The decrease is attributable to the commencement of operations of the new Spencer's restaurant that opened November 3, 1999. Promotional sales as a percentage of net sales decreased 1.5% to 1.7% from 3.2% in the respective periods

      Cost of food and beverage sales decreased $6,178 or 2.1% to $293,600 for the thirteen weeks ended March 26, 2001 from $299,778 for the thirteen weeks ended March 27, 2000. Cost of food and beverage as a percentage of net sales increased .9% to 35.5% from 34.6% in the respective periods. The percentage increase is attributable to higher commodity prices.

      Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages related fringe benefits and bonuses, decreased $160,831 or 34.4% to $306,269 for the thirteen weeks ended March 26, 2001 from $467,100 for the thirteen weeks ended March 27, 2000. Restaurant salaries and fringe benefits as a percentage of net sales decreased 16.9% to 37.0% from 54.0% in the respective periods. The decrease, as a percentage, is primarily attributable to stricter cost control measures and the prior year reporting of corporate salaries in this line item.

      Operating expense decreased $81,086 or 33.2% to $163,236 for the thirteen weeks ended March 26, 2001 from $244,322 for the thirteen weeks ended March 27, 2000. Operating expense as a percentage of net sales decreased 8.5% to 19.7% from 28.2% in the respective periods, due to cost reduction measures.

      Occupancy and other related expenses, which include rent and common area maintenance, decreased $21,633 or 45.0% to $26,449 for the thirteen weeks ended March 26, 2001 from $48,082 for the thirteen weeks ended March 27, 2000. Occupancy as a percentage of net sales decreased 2.4% to 3.2% from 5.6% in the respective periods.

      Depreciation and amortization expense increased $4,088 or 19.7% to $24,874 for the thirteen weeks ended March 26, 2001 from $20,786 for the thirteen weeks ended March 27, 2000. The increase is attributable to assets at the new restaurant in Danbury. Depreciation and amortization expense as a percentage of net sales increased 0.6% to 3.0% from 2.4% in the respective periods.

      General and administrative expenses which includes, among other things, legal accounting and professional fees, corporate and training salaries increased $76,168 or 55.9% to $212,559 for the thirteen weeks ended March 26, 2001 from $136,391 for the thirteen weeks ended March 27, 2000. The increase is attributable to costs associated with the various legal matters as well as amortization of loan fees and the reclassifications as mentioned in note 8. General and administrative expense as a percentage of net sales increased 9.9% to 25.7% from 15.8% in the respective periods.

      Other expense (income) net increased $2,375 or 100% to ($2,375) for the thirteen weeks ended March 26, 2001 from $0 for the thirteen weeks ended March 27, 2000. Other expense (income) as a percent of net restaurant sales increased .3% to .3% from 0% in the prior period.

      Interest expense (income) net, increased $1,670 or 6.3% to $28,333 for the thirteen weeks ended March 26, 2001 compared to $26,663 for the thirteen weeks ended March 27, 2000. Interest expense is for Series B notes payable due July 2000 that carry interest of 9% per annum and financing of the 106 Federal Road property, less interest earned on available cash balances.

      Gain on extinguishment of debt increased $1,734 or 100% to $1,734 for the thirteen weeks ended March 26, 2001 from $0 for the thirteen weeks ended March 27, 2000. Gain on extinguishment of debt as a percent of net restaurant sales increased .2% to .2% from 0.0% in the respective periods. This is attributable to the write off of certain payables.

      Net Loss available to common shareholders decreased $177,293 or 31.9% to $378,468 for the thirteen weeks ended March 26, 2001 compared to $555,761 for the thirteen weeks ended March 27, 2000. Net Loss available to common shareholders as a percent of net restaurant sales decreased 18.4% to 45.8% from 64.2% in the respective periods.

Operating results for the thirty nine weeks ended March 26, 2001 as compared with the thirty nine weeks ended March 27, 2000 are as follows:

      Gross restaurant sales increased $972,056 or 54.7% to $2,747,736 for the thirty nine weeks ended March 26, 2001 from $1,775,680 for the thirty nine weeks ended March 27, 2000. Net restaurant sales increased $978,358 or 56.8% to $2,702,075 for the thirty nine weeks ended March 26, 2001 from $1,723,718 the thirty nine weeks ended March 27, 2000. These increases in restaurant sales are primarily due to the new Spencer's restaurant, which opened in November of 1999.

      Promotional sales decreased $6,301 or 12.1% to $45,661 for the thirty nine weeks ended March 26, 2001 from $51,962 for the thirty nine weeks ended March 27, 2000. The decrease is attributable to the commencement of operations of the new Spencer's restaurant that opened November 3, 1999. Promotional sales as a percentage of net sales decreased 1.3% to 1.7% from 3.0% in the respective periods

      Cost of food and beverage sales increased $356,711 or 58.1% to $970,399 for the thirty nine weeks ended March 26, 2001 from $613,688 for the thirty nine weeks ended March 27, 2000. This is due to the addition of the Danbury location. Cost of food and beverage as a percentage of net sales increased 0.3% to 35.9% from 35.6% in the respective periods.

      Restaurant salaries and fringe benefits, which consist of direct salaries of restaurant managers, hourly employee wages related fringe benefits and bonuses, decreased $19,914 or 1.9% to $1,009,250 for the thirty nine weeks ended March 26, 2001 from $1,029,164 for the thirty nine weeks ended March 27, 2000. Restaurant salaries and fringe benefits as a percentage of net sales decreased 22.4% to 37.4% from 59.8% in the respective periods. The decrease, as a percentage, is primarily attributable the prior year reporting of corporate salaries in this line item and tighter cost control measures in the thirty nine weeks ended March 26, 2001.

      Operating expense decreased $74,473 or 13.1% to $494,215 for the thirty nine weeks ended March 26, 2001 from $568,688 for the thirty nine weeks ended March 27, 2000. Operating expense as a percentage of net sales decreased 14.7% to 18.3% from 33.0% in the respective periods, due to stricter cost control measures.

      Occupancy and other related expenses, which include rent and common area maintenance, decreased $24,871 or 24.0% to $78,470 for the thirty nine weeks ended March 26, 2001 from $103,611 for the thirty nine weeks ended March 27, 2000. Occupancy as a percentage of net sales decreased 3.1% to 2.9% from 6.0% in the respective periods. The percentage decrease is due to the additional restaurant sales.

      Depreciation and amortization expense increased $35,784 or 93.3% to $74,141 for the thirty nine weeks ended March 26, 2001 from $38,357 for the thirty nine weeks ended March 27, 2000. The increase is attributable to assets at the new restaurant in Danbury. Depreciation and amortization expense as a percentage of net sales increased 0.5% to 2.7% from 2.2% in the respective periods.

      General and administrative expenses which includes, among other things, legal accounting and professional fees, corporate depreciation and amortization, corporate and training salaries increased $300,066 or 77.7% to $686,337 for the thirty nine weeks ended March 26, 2001 from $386,271 for the thirty nine weeks ended March 27, 2000. The increase is attributable to administrative costs associated with the new restaurant, loan fee amortization as well as costs associated with the various legal matters and the reclassifications as mentioned in item 8 (above). General and administrative expense as a percentage of net sales increased 3.0% to 25.4% from 22.4% in the respective periods. The percentage reduction from prior year is the result of added sales from the new restaurant.

      Loss on restaurant closure decreased $42,800 or 100% to $0 for the thirty nine weeks ended March 26, 2001 from $42,800 for the thirty nine weeks ended March 27, 2000. Loss on restaurant closure as a percent of net restaurant sales decreased 2.5% to 0% from 2.5% in the respective periods. This is attributable to the 1999 closing of the Flemington location.

      Other expense (income) net increased $6,840 or 100% to ($6,840) for the thirty nine weeks ended March 26, 2001 from $0 for the thirty nine weeks ended March 27, 2000. Other expense (income) as a percent of net restaurant sales increased .3% to .3% from 0% in the prior period.

      Interest expense (income) net, increased $22,084 or 82.8% to $48,747 for the thirty nine weeks ended March 26, 2001 compared to $26,663 for the thirty nine weeks ended March 27, 2000. Interest expense as a percentage of net sales increased .2% to 1.8% from 1.6% in the respective periods. Interest expense is for Series B notes payable, due July 2000 that carry interest of 9% per annum and financing of the 106 Federal Road property, less interest earned on available cash balances.

      Gain on extinguishment of debt increased $48,049 or 100% to $48,049 for the thirty nine weeks ended March 26, 2001 from $0 for the thirty nine weeks ended March 27, 2000. Gain on extinguishment of debt as a percent of net restaurant sales increased 1.8% to 1.8% from 0.0% in the respective periods. This is attributable to the write off of certain payables from a closed location.

      Net Loss available to common shareholders decreased $546,078 or 34.0% to $1,061,214 for the thirty nine weeks ended March 26, 2001 compared to $1,607,292 for the thirty nine weeks ended March 27, 2000. Net Loss available to Shareholders decreased as a percent of net restaurant sales decreased 54.0% to 39.3% from 93.3% in the respective periods.

ACCOUNTING STANDARDS RECENTLY ADOPTED

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

ACCOUNTING STANDARDS TO BE ADOPTED

      During 2000, the Emerging Issues Task Force issued EITF No. 00-14, "Accounting for Certain Sales Incentives." EITF issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the fourth quarter of 2001. Due to anticipated additional consideration of EITF No. 00-14 by the EITF, the Company is currently unable to quantify the impact of adoption. The Company presently expects that adoption or subsequent application of EITF No. 00-14 will not have a material effect on its financial position or results of operation. Upon adoption, prior period amounts will be reclassified to conform to the new requirements.

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

LIQUIDITY

      The Company has a history of losses, which has depleted its capital resources. At the present time, and without additional funding, the Company will have to abandon its plan for the development of the Spencer's concept through the opening of additional Spencer's restaurants, and will have to reduce its corporate overhead. The Company is presently seeking additional equity funding, but there can be no assurance that the same will be obtained, particularly in a difficult financing environment. See Management Discussion and Analysis, above.

      The Company has incurred aggregate losses since inception of $20,341,329, inclusive of a net loss for the thirty nine weeks ended March 26, 2001 of $604,865 and at March 26, 2001 had a working capital deficit of $889,598. Additionally, $195,840 of Series B convertible subordinated notes payable matured on July 7, 2000, $18,749 of Series C subordinated notes payable matured on August 6, 1997, and a $2,089 Series A subordinated note payable matured on August 6, 1996, are in default as of March 26, 2001.

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

      Dividends on the Series B Preferred for the first second and third quarters were accrued at 8% per annum totaling $456,350.

      Dividends were paid in September 2000 in the form of 13,916 additional shares of Series B Preferred Stock.

      Cash flows used in operating activities for the six months ended March 26, 2001 were ($699,592) as opposed to ($1,118,562) for the same period in the previous year.

      Cash flows used in investing activities were ($110,207) for the thirty nine weeks ended March 26, 2001 whereas in March 27, 2000, for the thirty nine weeks, ($663,766) accounted for the cash flows used in investing activities. This difference can be attributed to the preparations of the new restaurant, Spencer's. The Company does not have further commitments for capital expenditures beyond the completion of the Danbury location except those normally associated with day-to-day operations. However, the Company does plan to expand the Spencer's concept and should that occur, further capital expenditures would be required.

      Cash flows from financing activities were $811,655 for the thirty nine weeks ended March 26, 2001, whereas for the thirty nine weeks ended March 27, 2000 cash flows from financing activities were $50,000 due to the sale of Series B Preferred Stock in July 1999. This reflects funds received for the sale-leaseback and an equity subscription.

      Given the above, cash during the thirty nine weeks ended March 26, 2001 increased by $1,856 as compared to a decrease of $1,732,328 during the thirteen weeks ended December 27, 1999. The decrease during 2000 is attributable to the opening of the Danbury location in fiscal 2000.

      At March 26, 2001, the following obligations are past due and in default; (i) $195,840 of Series B convertible subordinated notes payable matured on July 7, 2000; and (ii) $18,750 of Series C subordinated notes payable, matured in August 1997 and a $2,089 subordinated note payable matured in August 1996 (the Company has been unable to locate either noteholder). The Company is currently seeking to restructure the Series B Preferred notes and/or to exchange the same for equity, although there can be no assurance of the same.

      At June 26, 2000 the Company reported, in its 10-KSB, a net operating loss carry forward ("NOL") of $18,290,000; however, due to a greater than 50% change in ownership, the Company's recomputed NOL as of December 25, 2000 is $8,917,137 available to offset future taxable income, if any, before 2019. According to Internal Revenue Code section 382, as amended, a change in more than 50% in the beneficial ownership of the Company within a three year period (an "Ownership Change") places a limit on the Company's ability to utilize its existing NOL carry forwards to offset taxable income in current and future periods. The maximum annual amount of taxable income that can be offset by the NOL is $445,857. If there is no taxable income this amount can be carried over each year for twenty years.

SAFE HARBOR STATEMENT

      Certain statements in this Form 10-QSB, including information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with potential acquisitions, successful implementation of the Company's cost containment plan and new operating strategy, immediate need for additional capital, competition, and other risks detailed in the Company's Securities and Exchange

Commission filings, including its Annual Report on Form 10-KSB for the fiscal year 2000, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Lynbrook, New York

      The Company is defending an action brought by Jack Cioffi Trust, the landlord of a former Rattlesnake restaurant in Lynbrook New York leased by a subsidiary of the Company. The action against the Company is based on an alleged guaranty of the lease payments due from the subsidiary of the Company. The Company is of the position that the landlord waived the guarantee at the time of the surrender of the premises in September 1997. The action seeks the sum of approximately $190,000. On October 2, 2000 the Company received notification from its attorneys regarding the Cioffi Trust case indicating the case is Certified, ready for trial. On November 2, 2000 plaintiff filed the Note of Issue and Certificate of Readiness. As of March 26, 2001 a trial date has been set for May 7, 2001. The Company intends to vigorously defend this action.

Item 2 - Changes in Securities and Use of Proceeds

      None.

Item 3 - Defaults Upon Senior Securities

      None.

Item 4 - Submission of Matters to a Vote of Stockholders during the quarter ending March 26, 2001:

      None.

Item 5. - Other Information.

      The Company securities are traded on the NASDAQ Bulletin Board. Due to the nature of such markets and the "penny stock' rules to which the common stock trades (Rule 15g-9 promulgated under the SEC Act) there may not be a liquid trading market in the common stock.

Item 6. - Exhibits and Reports on Forms 8-K.

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Spencer's Restaurants, Inc.
                                       (Registrant)


April 19, 2001                         By: /s/ Kenneth Berry
                                           ---------------------------
                                           Kenneth Berry
                                           President / CEO

April 19, 2001                         By: /s/ John S. Reuther, Jr.
                                           ---------------------------
                                           John S. Reuther, Jr.
                                           CFO